Form 10-Q
period 2010-09-30
DM Products, Inc.
filed 2010-12-02
CIK 1485029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-165961

DM Products, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-0460095
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 2458 Walnut Creek, CA
(Address of principal executive offices)

925-943-2090
(Registrant’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes    [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 239,932,847 common shares as  of September 30, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009;
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2010 (unaudited) and for the three and nine months ended September 30, 2009 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity as of September 30, 2010 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 (unaudited) and for the nine months ended September 30, 2009 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

DM Products, Inc. And Subsidiaries
Consolidated Balance Sheets

	(Unaudited) September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash	33,305	36,729
Tristar Receivable	28,153	59,708
Other Receivable	5,000	0
Prepaid Expense	33,101	21,454
Total Current Assets	99,559	117,891

Property and Equipment - net	2,086	1,304
TOTAL ASSETS	101,644	119,195

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	5,662	0
Sales Tax Payable	2,424	2,424
Other Current Liabilities	59,300	54,195
Total Current Liabilities	67,387	56,619

Commitments and contingencies

Shareholders' Equity
Common Stock: $0.001 par value; 300,000,000 shares authorized; 2 39,937,352 shares issued and outstanding at September 30, 2010 and 239,907,352 shares issued and outstanding at December 31, 2009 -Note 7	239,938	239,908
Additional Paid In Capital	761,601	761,601
Accumulated Deficit	(967,282)	(938,933)
Shareholders' Equity	34,257	62,576
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	101,644	119,195

The accompanying Notes are an integral part of these financial statements.

DM Products, Inc. And Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the 3 months ended September 30, 2010	For the 3 months ended September 30, 2009	For the 9 months ended September 30, 2010	For the 9 months ended September 30, 2009
Revenues
Sales revenues
Royalty income	67,021	84,468	274,160	278,851
Total revenues	67,021	84,468	274,160	278,851

Operating expenses
Amortization	-	-	0	7
Depreciation	100	75	300	168
Outside services	11,175	6,873	11,609	8,088
Professional Fees	39,127	41,829	107,298	61,232
Salary & Wages - other	34,500	34,500	103,500	102,000
Salary- employer taxes	2,784	3,083	8,991	10,188
General & Administrative expenses	30,835	21,266	77,460	41,565
Total operating expense	118,521	107,626	309,159	223,248

Operating Income (Loss) from operations	(51,500)	(23,158)	(34,999)	55,603

Other Income (Note 9)	-	-	9,050	47,277

Income (Loss) before income taxes	(51,500)	(23,158)	(25,949)	102,880

Provision for income taxes	0	-	(2,400)	(2,400)

Net Income (Loss)	$(51,500)	(23,158)	(28,349)	100,480

Net Income (Loss) per common share-basic and fully diluted	$(0.0002)	(0.0001)	$(0.0001)	0.0004

Weighted average common shares outstanding-basic and diluted	239,932,847	228,810,649	239,932,847	228,810,649

The accompanying Notes are an integral part of these financial statements.

DM Products, Inc. And Subsidiaries
Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2009	239,907,352	239,908	761,601	(938,933)	62,576

Issuance of stock pursuant to private placement 30,000 shares at par value of $.001 (See Note 7)	30,000	30	-		30

Net Income	-	-	-	(28,349)	(28,349)

Balance at September 30, 2010	239,937,352	239,938	761,601	(967,282)	34,257

The accompanying Notes are an integral part of these financial statements.

DM Products, Inc. And Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the 9 months ended September 30, 2010	For the 9 months ended September 30, 2009
Cash flows from operating activities
Net Income	$(28,349)	100,480
Adjustment to reconcile net income to net cash provided (used) by operating activities:
Depreciation	300	168
Amortization		7
Share-based compensation	0	7,040
Changes in operating assets and liabilities:
Accounts receivables	31,555	14,310
Other Current Assets	(5,000)	(5,000)
Other assets	(11,647)	(21,410)
Accounts payable	5,662	(44,462)
Other payables	(18,625)	(34,098)
Net cash provided (used) by operating activities	(26,104)	17,035

Cash flow from investing activities
Purchase of property and equipment	(1,082)	(1,467)
Net cash (used) by investing activities	(1,082)	(1,467)
Cash flows from financing activities
Advance from Credit Line	23,732	10,495
Issuance of stock	30	-
Net cash provided by financing activities	23,762	10,495

Net change in cash	(3,424)	26,063

Cash at beginning of period	36,729	7,786
Cash at end of period	$33,305	33,849

Supplemental disclosure of cash flow information:
Interest paid	$769	230
Taxes paid	$2,400	2,400

The accompanying Notes are an integral part of these financial statements.

DM Products, Inc. And Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1: Summary of Significant Accounting Policies

The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. These quarterly financial statements should be read in conjunction with the December 31, 2009 audited financial statements included in the Company’s Form S-1 filed with the U.S. Securities and Exchange Commission (“SEC”).

Nature of Operations

DM Products, Inc.(the Company) was incorporated on March 1, 2001 as Effective Sport Nutrition Corporation. Subsequently, on April 11, 2005, the Company changed its name to Midwest E.S.W.T Corp and on December 14, 2005, it changed its name again to DM Products, Inc.

On July 18, 2005, the Company acquired Direct Success, Inc. a California Corporation in exchange for 70 % of the Company's Common Stock, making Direct Success, Inc. a wholly owned subsidiary of the Company. Midwest E.S.W.T agreed that a total of 114,851,043 shares of Restricted Common Stock were to be issued to shareholders of Direct Success, Inc.

The Company operates from Walnut Creek, California and it wholly  owns Direct Success, Inc which owns 75% of Direct Success, LLC 3  a limited liability company formed on or about August 16, 2002. Direct Success, Inc entered into a joint venture with Buena Vista Infomercial Corporation which owns 25%. The purpose is to market products through direct response to television infomercials. The companies obtain the distribution, production, and licensing rights to a product in exchange for royalty agreements based on the sales of the products.  The Company sets up the production, marketing and the distribution of the products.

On July 14, 2010 the Company incorporated a wholly owned subsidiary corporation Aliano, Inc. dba Aliano Westlake Village. The purpose of this fragrance and personal care division is to create, manufacture, distribute and sell prestige fragrances and beauty related products. Effective as of July 26, 2010 Aliano Inc. entered into an agreement with Portia Entertainment Group LLC for legal services described in the agreement. As per the agreement Portia Entertainment Group LLC is entitled to receive a fee of 5% on the Net Income earned by Aliano Inc.

New Accounting Pronouncements

The Company's management has reviewed all of the FASB's Accounting Standard Updates through  November 29, 2010 and has concluded that none will have a material impact on the Company's financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

Revenue and Cost Recognition

The Company records revenue in accordance with ASC Topic 605 - Revenue Recognition. During the period ended September 30, 2010 revenues came from royalties from the contract Banjo Minnow the fishing lure with TriStar Products, Inc. Revenues derived from the Company license sales are recognized when (1) there is evidence of an arrangement, (2) collection of our fee is considered probable and (3) the fee is fixed and determinable.

Direct Success entered into a manufacturing, marketing and distribution agreement with Banjo Buddies who is the inventor of Banjo Minnow, a fishing lure which Direct Success 3 had a license agreement to market the product since Oct 2002. The Company entered into a modification of said agreement in April 2005.  On or about May 11, 2005  Direct Success LLC 3, subcontracted the manufacturing and distribution rights to TriStar Products, Inc.  In March 2007, Direct Success granted back to Banjo, the right to license and privilege for internet sales and small parts sale of the product. Under the agreement, Banjo will pay Direct Success 4% royalty on all gross sales of product. As of date of settlement, effective January 1, 2010, Direct Success no longer receives the 4% royalty for internet and part sales from Banjo Buddies. The revenues are strictly based on the contractual obligation contained in the agreement with Tristar Products, Inc., which are the royalties received from the sales of the Banjo Minnow. These royalty arrangements with Tristar provide the Company with a flat $4.00 (for unit sales under $18) and $5.00 (for unit sales over $18), per unit sold domestically, and $2.50 per unit sold internationally. The present retail price for the Banjo Minnow is $19.95.

Note 2: Going Concern
Before being acquired by the Company, Direct Success, Inc. had an accumulated loss of $6,195,881. Notwithstanding the continued losses, these financial statements have been prepared by management on a going concern basis.

The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption.  The consolidated financial statements do not include any adjustments thus might result from the outcome of this uncertainty.  If the Company were unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis, which would differ materially from the going concern basis.

The Company’s future operations are dependant upon the marketing of its products and the Company’s ability to secure sufficient financing to continue operations and marketing of its products.  There can be no assurance that the Company’s products will be able to secure market acceptance or that successful commercialization of its products will be achieved.

Note 3: Depreciation

Property and equipment are carried at cost. Major expenditures and those which substantially increase useful lives are capitalized. Maintenance, repairs and minor renewals are charged to operations when incurred. When property and equipment is sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Once placed in service, depreciable assets are depreciated over their estimated useful lives using both accelerated and straight-line methods.

Depreciation expenses totaled $300 and $168 for the periods ended September 30, 2010 and 2009, respectively.

Note 4: Income Taxes

The company accounts for income taxes in accordance with FASB Topic 740, "Accounting for Income Taxes," which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year's income taxable for Federal and state income tax reporting purposes.

The Provision income taxes consists of the following:

For the Period Ended 9/30/2010
Federal	-
State (minimum taxes and LLC fees)	2,400
2,400

For the Period Ended
9/30/2010
US Tax rate (34%)	0.34
State Rate	0.09
Total Rate	0.43
Valuation Adjustment	(0.43)
Net Effect	-

In 2009 DM Products has a Net Operating Loss (NOL) carry forward in the amount $827,375

The tax benefit was not reflected due to a 100% valuation allowance provided as a result of losses and an uncertainty of future profitability.

Note 5: Interest Expenses

Interest expense totaled $769 and $230 for the periods ended September 30, 2010 and 2009, respectively.

Note 6: Line of Credit

The Company has three Revolving Line of Credits with credit limits of $19,500, $16,000, & $1,000. All Line of Credits have fluctuating interest rate. The latest charged interest rate for these are 7.24%. The Line of Credits balance as of 09/30/10 is $23,732.

Note 7: Common Stock

The Board of Directors passed a resolution on February 10, 2010 to issue 30,000 shares of Restricted Common Stock to an individual. In 2007 the individual was paid $30,000 for preferred stock in error. The Company does not have preferred stock, therefore 30,000 shares common stock were issued at US $0.001 par value.

Note 8: Related Party Transactions

Employment Agreement

An employee agreement was entered into on the 20th day of April, 2007 by and between the Company and Kurtis Cockrum. Employee's starting salary is $6,000 per month during the first 90 days following execution of the agreement, or after $500,000 in capital is raised. After such period of time, Employee's salary shall be increased to $10,000 per month. Should the company determine it in the best interest not to pay employee's entire monthly compensation, at any time, any such compensation shall be treated as deferred compensation and will accumulate on the books and provided to employee at employee's sole discretion, taking into consideration the funds available and the best interest of the company. The accrued salary as of 09/30/10 is $25,653. Salary expense to related party was $90,000 and $90,000 for the nine months ended September 30, 2010 and 2009 respectively.

Consulting Contracts

The CEO and employees of the Company work from their homes. The fair market value of rents contributed by the related parties are estimated to be $50.00 per month, which is immaterial to the company's financial statements, therefore, an entry to record the value of rents contributed has not been recorded on the Company's books.

The Company has entered in  a consulting contract with Michael Debenon, Esq. for $6,000 per month on a month to month basis for general counsel. Legal expenses to related party was $50,483 and $30,490 for the nine months ended September 30, 2010 and 2009 respectively.

Note 9: Other Income

After the arbitration between Direct Success, LLC # 3 and Banjo Buddies, Inc. was settled, American Arbitration Association released $9,050 held by them. The monies were received in April 2010.

Script To Screen, Inc. has entered into an agreement with Direct Success LLC 3 and Direct Success, Inc. to waive royalties for all past years to date and current year to date as well as future royalties that may come due under the current Royalty Agreement. Total past and current year royalties waived and included in other income in second quarter 2009 equals $47,277.

Note 10: Subsequent Events

Form S-1 Registration Statement

On April 8, 2010 a Form S-1 Registration Statement was completed and submitted to the Securities and Exchange Commission. The registration filing went effective on October 15, 2010.

Information Statement Form 211

On April 21, 2010 an Information Statement Form 211 was submitted to the Financial Industry Regulatory Authority (FINRA) for quotation on the Over the Counter Bulletin Board (OTCBB). The filing was approved on November 09, 2010.

Authorized Shares of Common Stock

The Board of Directors passed a resolution on October 18, 2010 to amend the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 300,000,000 shares to 500,000,000 shares.

Appointment of new Independent Auditor

The Board of Directors passed a resolution on October 27, 2010 to approve the appointment of Silberstein Ungar, PLLC as the Company's independent auditors and the dismissal of Beckstead and Watts, LLP.

Management has evaluated subsequent events through November 29, 2010, the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Executive Overview

We, through our wholly owned subsidiary, Direct Success, Inc., develop, finance, produce, market and distribute beauty, fashion, fitness and other products for sale through infomercial marketing and distribution channels. Profits are derived from inbound sales, outbound sales, up sells and retail distribution. Our primary objective is to penetrate this rapidly expanding industry by introducing consumer products to national and international markets through a series of infomercial campaigns. We intend to aggressively develop, finance, produce and market various new products for television infomercials. We intend to systematically expand our product list using a direct response model.

Our operational strategy consists of employing one of three distinct business alternatives for each product/infomercial:

•	Complete Project Funding - The Company would obtain the exclusive licensing rights to products and pay a nominal royalty (2-5%) of gross sales to the product developer;

•	Joint Venture Projects - The Company would share costs of production, marketing and distribution and would share revenues with product developers; and

•	Straight Royalty Arrangements - The Company would partially finance the infomercials in exchange for a fixed royalty on gross sales.

Of course, the key to our ability to continually attract new products and new product developers will, in large part, determine our success. As part of our strategy, we intend to, and have developed, strategic alliances with strong companies that are established operators in the infomercial and advertising industry.  These companies include TriStar Products, Inc. and Script-to-Screen.

Our business is focused on improving shareholder returns with a particular emphasis on profitability and capital productivity.

Economic and market conditions have been, and continue to be, disruptive and volatile.  The availability and cost of credit and currency volatility have obviously contributed to diminished expectations for the economy.  These conditions, along with reduced consumer confidence and increased unemployment, have contributed to reductions in consumer spending, particularly on discretionary products such as the ones offered by DM Products.

Although we continually adjust our procurement, marketing and production schedules, together with an acute awareness of production costs, it is still uncertain as to when the economy will recover, and it is not clear that our current activities will sufficiently offset the impact of the poor economy on our net sales.

Plan of Operation

Since its acquisition of Direct Success, Inc. in July, 2005, we have focused primarily on the manufacturing, marketing, sale, and distribution of the Banjo Minnow Fishing Lure System (“Banjo Minnow”), via a direct marketing campaign, primarily promoted through the production and airing of a thirty minute infomercial.  The exclusive rights to the Banjo Minnow were acquired through a Manufacturing, Marketing and Distribution Agreement entered into between Direct Success, LLC#3 and Banjo Buddies, Inc., dated October 10, 2003 (prior to the company’s acquisition of Direct Success, Inc.).

Direct Success, Inc., on or about August 16, 2003, entered into a joint venture with Buena Vista Infomercials, Inc. and formed Direct Success, LLC #3 (a Delaware Limited Liability Company) for the purpose of acquiring the exclusive manufacturing and distribution rights to the Banjo Minnow.   Direct Success, LLC #3 is 75% owned by Direct Success, Inc, while the remaining 25% is owned by Buena Vista Infomercials, Inc.

On or about October 10, 2003, Direct Success, LLC #3 entered into an agreement with Banjo Buddies Inc. (the owner and inventor of the lure) in which Banjo granted to Direct Success, LLC #3 the exclusive rights to manufacture, use, distribute, sell, advertise, promote and otherwise exploit the Banjo Minnow.  Direct Success, Inc. produced and financed the current infomercial featuring the Banjo Minnow and invested substantial capital in its promotion.

On or about May 11, 2005, Direct Success, LLC #3 subcontracted the manufacturing and distribution rights to TriStar Products, Inc.  Pursuant to this subcontract, Direct Success, LLC #3 receives a royalty, based on sales generated by TriStar.

Diversification

We realize the need to expand on the products offered to consumers, thereby diversifying our commitments and attracting new customers.  Our directors and officers are consistently approached with ideas for new products from various individuals and companies. It is expected that our officers and directors will continue to be “pitched” for new product ideas and that our referral sources will grow as we gain recognition in the infomercial industry. As opportunities arise, our officers and directors will present potential product ideas to our Board of Directors for its discussion and review.

In deciding which products to pursue, our Board will consider, among other things, the product's viability, costs of development and marketing, acceptable sales price point per unit, as well as the product's overall likelihood of success. In some instances, our Board may retain an outside consultant to evaluate such things as the product's likely market appeal or the product's optimal price point. Although we expect that our directors and officers will continue to be approached by inventors with viable products without any solicitation, the Board of Directors may decide to solicit product pitches or ideas in the future if the Board believes that such a strategy would be in the our best interest.

If the Board approves a product for further development, we intend to retain outside parties to produce the infomercial, assist in the design, the overall marketing campaign and sales process, and source and manufacture the product for competitive rates. When determining what parties to retain for these services, our Board of Directors will consider several factors, including a proven track record, cost and the ability to meet our timetable. We do not intend to retain any one service provider exclusively, and, instead we intend to seek competitive bids from numerous potential providers for each infomercial campaign.

Fragrance and Personal Care Division

On July 23, 2010, we formed Aliano, Inc., a Nevada Corporation and a wholly owned subsidiary of DM Products, Inc.  The company was formed for the specific purpose of formulating, producing and marketing a line of luxury perfumes and personal care related products.  As of the date of this filing, we have not engaged in any operations with this new line of business.  We have, however, engaged in organizational activities, including provisionally appointing Mr. Robert Aliano to hold the position of President for Aliano, Inc., Mr. Joseph Sutman to hold the position of Chief Executive Officer and Mr. Frank Muskeni to hold the position of Chief Operations Officer. (Aliano, Inc. has been trade named “Aliano Westlake Village.”) We expect these gentlemen to be responsible for all aspects of the company’s operations, including fragrance creation, packaging/presentation, product promotion, and campaign management.

Our pursuit of this line of business and the appointment of the foregoing persons to officer positions is, however, conditioned upon our ability to raise capital to fund this new line of business.

General

Our results of operations may vary significantly from period-to-period.  Our revenues will fluctuate due to the seasonality of our products, customer buying patterns, product innovations and competition, our ability to meet customer demand, media and advertising campaigns, and our ability to attract new customers and renew existing sales relationships.  In addition, our revenues are highly susceptible to economic factors, including, among other things:  the overall condition of the U.S. economy and economics of other countries where we market our products; and the availability of credit, both in the U.S. and abroad.

Results of Operations for the three and nine months ended September 30, 2010

Our revenue was $67,021 for the three months ended September 30, 2010, a decrease of $17,447 for the same period ended September 30, 2009.  Our revenue was $274,160 for the nine months ended September 30, 2010, a decrease of $4,691 for the same period ended September 30, 2009. For all periods mentioned above, our revenues were solely based on royalty payments, thus, our cost of goods sold during this period was zero. Pursuant to recent negotiations, the contractual term of our rights concerning the Banjo Minnow will continue through January 1, 2012, with an option to extend the contract for an additional six months.

We have incurred an operating loss and net loss in the amount of $51,500 for the three months ended September 30, 2010 as compared to an operating loss and net loss in the amount of $23,158 for the same period ended September 30, 2009.  We have incurred an operating loss in the amount of $34,999 and a net loss in the amount of $28,349 for the nine months ended September 30, 2010 as compared to an operating income of $55,603 and net income of $100,480 for the same period ended September 30, 2009.

Management had anticipated a decrease in revenue in the first three quarters of 2010, as compared to the first three quarters of 2009, due to a pending Arbitration between DM Products and Banjo Buddies, which was resolved and fully settled in March, 2010.  Until the dispute was resolved, Tristar Products was reluctant to purchase a significant amount of media time, for lack of knowing if the outcome of the Arbitration would affect the licensing rights of DM Products with regards to the Banjo Minnow.

Factors contributing to the increased expenses during this same period were primarily the result of the legal fees and costs associated with the arbitration itself and the fact that during this time, DM Products engaged accounting firms and securities counsel to commence the audited financial statements and prepare a Form S-1 Registration Statement.  The net loss incurred in the three and nine months ended September 30, 2010 is a result of increased operating expenses in 2010 largely resulting from increased professional fees and general and administrative expenses.

Additionally, the company has incurred increased expenses as a result of its formation of Aliano, Inc. and its due diligence in investigating the possibility of establishing a personal care products division.

Liquidity and Capital Resources

As of September 30, 2010, we had total assets in the amount of $101,644, consisting of $33,305 in cash, $28,153 in Tristar Receivables, $5,000 in other receivables, $33,101 in Prepaid Expenses, and property and equipment of $2,086.  Our current liabilities as of September 30, 2010 were $67,387.  We had working capital of $32,172 as of September 30, 2010.

Our current monthly fixed expenses (“Burn Rate”) are approximately $30,000.  Based on our history of revenues generated, we believe that we will have adequate funds for the duration of our distribution contract with Tristar, which will expire June 30, 2012. However, following the expiration of that agreement, and assuming the royalties received between the date of this filing and June 30, 2012 do not remain consistent with the royalties we have received to date, we will be faced with depletion of funds within a short period of time, should the company not have in place additional revenue streams or additional financing.

We also expect to launch a new line of fragrance and personal care products, aside from our infomercial business, through our subsidiary, Aliano, Inc.  The expected short term cost associated with developing this line of business is roughly $100,000.  This money will be used to pay our management team, consultants, and to develop our product line and marketing channels. We will have to raise money to develop this line of business.

As of September 30, 2010, our cash reserves were $33,305 and we do have a line of credit which enables us to access $36,600.   If we need to and cannot raise additional capital, we would be forced to discontinue operations.

Although we are anticipating the launch of our new line of personal care products under Aliano, Inc., we are still dependent upon infomercials as our sole source of revenue.  Our revenue was $67,021 for the three months ended September 30, 2010 and $274,160 for the nine months ended September 30, 2010.  While it is anticipated that the company will continue to receive sufficient revenues from the royalties it receives from the sale of the Banjo Minnow, there is no certainty of this and no guarantees we will be successful in the launching of a new infomercial campaign.  It is further not likely that the company will receive revenue from the operation of Aliano, Inc. in the foreseeable future, even should the company be able to acquire the capital necessary to launch its desired line of personal care products.    If customers are not continually receptive to our Banjo Minnow infomercial, and not receptive to new infomercial content or product offerings, our revenues may dramatically decline.  If that were to occur, we would be forced to rely on additional capital to support our current operations.  In light of the current economic environment, as discussed elsewhere in this filing, it will be extremely difficult to raise the capital we may require.  If both these conditions occur, we would be forced to cease operations.

Off Balance Sheet Arrangements

As of September 30, 2010, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Kurtis Cockrum.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors passed a resolution on February 10, 2010 to issue 30,000 shares of Restricted Common Stock to an individual. In 2007 the individual paid $30,000 for preferred stock in error.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Removed and Reserved.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DM Products, Inc.

Date:	November 30, 2010

By: /s/ Kurtis Cockrum Kurtis Cockrum Title: Chief Executive Officer and Director