Form 10-K
period 2010-12-31
DM Products, Inc.
filed 2011-03-31
CIK 1485029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-165961

DM Products, Inc.
(Exact name of registrant as specified in its charter)
Nevada	45-0460095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
P.O. Box 2458 Walnut Creek, CA	94595
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 925-943-2090

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]  No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $294,903

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  239,937,352 as of March 31, 2011

PART I

Item 1.   Business

Company Overview

DM Products is in the business of locating inventive products and introducing these products through a Direct Response Model, a form of marketing that allows potential consumers direct access to the seller without the necessity of traditional retail.  Our primary focus is on infomercials (long-form television commercials, typically five minute or longer).  Infomercials are a form Direct Response Television, or DRTV for short, which include any TV advertising that asks consumers to respond directly to the company, usually by either calling an 800 number or by visiting a website.  In the future, we intend to utilize other direct marketing channels, such as outbound sales via call centers, and direct mailing.  We also intend to increase our sales efforts in traditional retail markets.

Our management team is approached by individuals and entities with new product ideas.  The contact is usually the result of those viewing our infomercial and having an idea of their own.  In addition, we frequent trade shows throughout the U.S. and have established relationships with companies known for their infomercial contacts and ideas, such as Tristar Products, Inc. (located in New Jersey) and Script-to-Screen (located in Southern California).

Within the last five years, we have only marketed one product, a fishing lure product known as the Banjo Minnow Fishing Lure System (“Banjo Minnow”). We own 75% interest in a joint venture, known as Direct Success LLC #3, which has the exclusive rights to manufacture, use, distribute, sell, advertise, promote and otherwise exploit the Banjo Minnow.  The exclusive rights to the Banjo Minnow were obtained through a Manufacturing, Marketing and Distribution Agreement entered into between Direct Success LLC #3 and Banjo Buddies, the inventor and owner of the intellectual property rights of the Banjo Minnow, in October, 2003.  This Agreement, together with modifications made pursuant to an Arbitration settlement, require Direct Success, LLC#3 to pay Banjo Buddies a royalty in the amount 5% for the sale of all products through December 31, 2011, with DM Products maintaining an option to extend the licensing period for an additional six (6) months. (see Legal Proceedings concerning Arbitration.)

We do not manufacture or distribute the products that we locate to market.  Our business model incorporates the outsourcing of primary functions.  This outsourcing includes contracting with companies to:  i)  Manufacture the actual product according to our specifications and approval; ii) Warehouse our inventory and fulfill orders provided to these facilities from inbound telemarketing centers; iii) Receive customer calls in response to viewing our commercials, obtain the credit card and billing information, and transfer such information to the fulfillment centers; iv) Receive customer service calls and either correct the situation or report any problems directly to the company for handling; and v) Purchase media time, pursuant to guidelines provided by the company, such as airing dates, times and locations.  We, therefore, have not purchased any machinery or tooling.

In the case of Banjo Minnow, our joint venture entity subcontracted all of the above-listed responsibilities to TriStar Products, Inc. Pursuant to our agreement with TriStar, they are responsible for infomercial production/revision, manufacture of product, procurement of media time, call center activity, fulfillment obligations, and customer service.   We receive royalties from the sales of the Banjo Minnow that TriStar distributes in proportion to our holdings in Direct Success LLC #3. Our current royalty arrangement with Tristar provides for $4.00 per unit sold domestically and $2.50 per unit sold internationally.  The present retail price for the Banjo Minnow is $19.95. In 2010, the royalties we received totaled $317,163.

We are currently looking to locate and market innovative health, beauty, fashion, fitness and other products for sale through infomercial marketing and distribution channels.  As stated above, our management team is continuously seeking out new infomercial ideas.  Although a specific time frame cannot be defined, management desires to introduce one (1) campaign in each calendar year.  However, the feasibility of such progress will be dependent on the product idea itself as well as the cost associated with the campaign.  Although we do not currently have a source of financing, we are discussing the options and feasibility of a private placement of securities to raise capital, if needed.   However, there is no guarantee that a source of financing, or the success of a private placement of securities, will be secured, and there is no certainty in our obtaining additional funding.

Our operational strategy consists of employing one of three distinct business alternatives for each product/infomercial:

•	Complete Project Funding - We would obtain the exclusive licensing rights to products and pay a nominal royalty (2-5%) of gross sales to the product developer;

•	Joint Venture Projects - We would share costs of production, marketing and distribution and would share revenues with product developers; and

•	Straight Royalty Arrangements - We would partially finance the infomercials in exchange for a fixed royalty on gross sales.

The key to our ability to continually attract new products and new product developers will, in large part, determine our success. As part of our strategy, we intend to develop strategic alliances with strong companies that are established operators in the infomercial and advertising industry.

Fragrance and Personal Care Division

On July 23, 2010, we formed Aliano, Inc., a wholly owned subsidiary of DM Products.  The company was incorporated under the laws of the State of Nevada for the purpose of formulating, producing and marketing a line of luxury perfume and related products.  As of period ending December 31, 2011, we have not engaged in any operations with this new line of business.  We have, however, engaged in organizational activities including provisionally appointing Mr. Robert Aliano to hold the position of President for Aliano, Inc., which we have trade named “Aliano Westlake Village.” We expect that Mr. Aliano will be responsible for all aspects of the company’s operations, including fragrance creation, packaging and presentation, product promotion, and campaign management. We have also provisionally appointed Mr. Joseph Sutman as Chief Executive Officer of Aliano, Inc., and Frank Muskeni as Chief Operating Officer. We have hired Portia Entertainment Group LLC, headed up by Deborah Wagnon, Esq., to assist in the procurement of celebrity endorsements for our new fragrance division.

Our pursuit of this line of business and the appointment of the foregoing persons to officer positions and Entertainment Group, LLC as a consultant is conditioned upon raising money to fund this new line of business. In the months ahead, we intend to raise money to pay our management team, consultants, and to develop our product line and marketing channels.   If we cannot raise additional capital, we would be forced to discontinue our design to develop this line of business.

Corporate History

We were incorporated on March 1, 2001 under the laws of the state of Nevada under the name Effective Sports Nutrition Corporation.  On April 11, 2005, Effective Sports Nutrition changed its name to Midwest E.S.W.T. Corp. On July 18, 2005, the company entered into a share exchange agreement (the “Share Exchange Agreement”) with Direct Success, Inc., a California corporation.  As a result of the agreement, Midwest E.S.W.T issued an aggregate of 114,851,043 shares of common stock to the shareholders of Direct Success, Inc. in exchange for all of the issued and outstanding common stock in Director Success, Inc. On December 14, 2005, Midwest E.S.W.T changed its name to DM Products, Inc.  As a result of this transaction, Direct Success, Inc. is the wholly owned subsidiary of the registrant, DM Products, Inc.  At the time of the share exchange agreement with Direct Success, Inc., Direct Success had an accumulated loss of $6,195,881.

Employees

During 2010, our only employees are Kurtis L. Cockrum and Sarah Mohr. We do not expect any material changes in the number of employees over the next twelve month period. We anticipate hiring additional employees should we actively pursue our fragrance division. However, we will be conducting most of our business through agreements with consultants and third parties.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

Executive Offices

Our executive offices are located at P.O. Box 2458, Walnut Creek, CA 94595.

Item 3.   Legal Proceedings

During 2009 and into March, 2010, Direct Success LLC3 and Banjo Buddies commenced arbitration pursuant to the rules promulgated by the American Arbitration Association concerning their respective rights under the contract to manufacture, use, distribute, sell, advertise, promote and otherwise exploit the Banjo Minnow.  Before the arbitration hearing commenced, the parties settled. Pursuant to the Arbitration settlement, the royalties due Banjo are paid directly to them by Tristar.  There were no changes to our distribution rights following the settlement of the arbitration other than a reduction in the term of the contract by two years, or to January 1, 2012 with a six month extension option through June 30, 2012.

We are not currently a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   (Removed and Reserved)

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades over-the-counter in the recently created OTCQB marketplace under the symbol DMPD. This new comprehensive over-the-counter market tier includes the securities of over 768 SEC reporting companies and banks formerly designated as Pink Sheets stocks, in addition to the 3,050 securities that are currently quoted in both Pink OTC Markets' electronic inter-dealer quotation system and FINRA's OTCBB.  All securities in the new OTCQB tier are displayed on www.otcmarkets.com with an icon reading, "OTCQB."  We commenced trading on the OTCQB following our S-1 effective date of October 15, 2010.  Prior to this date, our common stock traded on Pink Sheets, which is sponsored by FINRA.  The Pink Sheets is a network of security dealers who buy and sell stock.   The dealers on both the Pink Sheets and OTCQB are connected by a computer network that provides information on current "bids" and "asks", as well as volume information.

On November 9, 2010, Financial Industry Regulatory Authority cleared the Company’s request for trading on the OTC Bulletin Board.  This ruling was made pursuant to FINRA Rule 6440 and Rule 15c2-11 under the Securities Exchange Act of 1934 and became effective on November 9, 2010.  The stock traded under the symbol DMPD.BB.

In February, 2011, we learned that market makers trading in our stock dropped use of FINRA’s OCCBB because of the added fees necessary to keep that designation.  With the advent of the OTCQB, these brokers are trading our securities exclusively on the OTCQB and not the OTCBB. We do not believe it necessary at this time to reapply for quotation on the OTCBB because of the new trend in trading on the OTCQB.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2009		2010
	High	Low	High	Low
First Quarter	.001	.0002	.011	.0008
Second Quarter	.001	.0001	.0135	.0037
Third Quarter	.0072	.0001	.0045	.0008
Fourth Quarter	.004	.001	.0095	.00025

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of December 31, 2010, we had 239,937,352 shares of our common stock issued and outstanding, held by two hundred ninety five (295) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Years Ended December 31, 2010 and 2009

Liquidity and Capital Resources

As of December 31, 2010, we had total assets in the amount of $58,833, consisting of $2,714 in cash, $39,248 in Tristar Receivables, $5,000 in other receivables, $10,656 in Prepaid Expenses, and property and equipment of $1,215.  Our current liabilities as of December 31, 2010 were $111,577.  We had working capital of ($53,959) as of December 31, 2010.

Our current monthly fixed expenses (“Burn Rate”) are approximately $33,600.  Based on our history of revenues generated, we believe that we will have adequate funds for the duration of our distribution contract with Tristar, which will expire June 30, 2012. However, following the expiration of that agreement, and assuming the royalties received between the date of this filing and June 30, 2012 do not remain consistent with the royalties we have received to date, we will be faced with depletion of funds within a short period of time, should the company not have in place additional revenue streams or additional financing.

We also expect to launch a new line of fragrance and personal care products, aside from our infomercial business, through our subsidiary, Aliano, Inc.  During 2010, the cost associated with developing this line of business was approximately $83,797.  This money was used for legal, accounting, consulting, state filing fees, marketing visuals, printing and travel expenses. We will have to raise additional money to develop this line of business.

As of December 31, 2010, our cash reserves were $ 2,714 and we do have a line of credit which enables us to access $36,600.  As of December 31, 2010, the balance on this line of credit was $35,122.75. If we need to and cannot raise additional capital, we would be forced to discontinue operations.

Although we are anticipating the launch of our new line of personal care products under Aliano, Inc., we are still dependent upon infomercials as our sole source of revenue.  Our revenue was $363,767 for the year ended December 31, 2009 and $317,418 for the year ended December 31, 2010.  While it is anticipated that the company will continue to receive sufficient revenues from the royalties it receives from the sale of the Banjo Minnow, there is no certainty of this and no guarantees we will be successful in the launching of a new infomercial campaign.  It is further not likely that the company will receive revenue from the operation of Aliano, Inc. in the foreseeable future, even should the company be able to acquire the capital necessary to launch its desired line of personal care products.    If customers are not continually receptive to our Banjo Minnow infomercial, and not receptive to new infomercial content or product offerings, our revenues may dramatically decline.  If that were to occur, we would be forced to rely on additional capital to support our current operations.  In light of the current economic environment, as discussed elsewhere in this filing, it will be extremely difficult to raise the capital we may require.  If both these conditions occur, we would be forced to cease operations.

Off Balance Sheet Arrangements

As of December 31, 2010, there were no off balance sheet arrangements.

Going Concern

Our independent auditor’s report expresses substantial doubt about our ability to continue as a going concern.  Management shares such concern in the event the company is unable to attract and obtain additional products and successfully implement our business plan, including increased revenues and additional funding.   We have operated with limited operating capital and we will continue to face immediate and substantial cash needs.  We did not obtain a profit during fiscal year 2010 and there is no assurance that we will show a net profit in 2011.   We need to increase revenues and obtain additional funding to fully implement our business plan.

Critical Accounting Policies

Recently Issued Accounting Pronouncements

On December 1, 2009 the Company adopted the guidance in Accounting Standards Codification (“ASC”) 805, “Business Combinations”.  ASC 805 establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

On December 1, 2009, the Company adopted the newly ratified guidance which is part of ASC 815-40, “Contracts in Entity’s Own Equity”. ASC 815-40 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition).  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010.  The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging).  ASU 2010-11 improves disclosures originally required under SFAS No. 161.  ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010.  The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010.  The Company does not expect the provisions of ASU 2010-19 to have any effect on the Company’s reported financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2010 and 2009;
F-3	Consolidated Statements of Operations for the years ended December 31, 2010 and 2009;
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) as of December 31, 2010;
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009;
F-6	Notes to Consolidated Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
DM Products, Inc.
Walnut Creek, California

We have audited the accompanying balance sheets of DM Products, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DM Products, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that DM Products, Inc. will continue as a going concern.  As discussed in Note 10 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 10. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
March 31, 2011

DM PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	December 31, 2010	December 31, 2009 (Restated)
ASSETS
Current Assets
Cash and cash equivalents	$2,714	$36,729
Royalties receivable	39,248	59,708
Employee advances	5,000	-
Prepaid expenses	10,656	21,454
Total Current Assets	57,618	117,891

Property and Equipment - net	1,215	1,304

TOTAL ASSETS	$58,833	$119,195

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$54,969	$28,527
Accrued expenses	45,653	25,653
Sales tax payable	2,424	2,424
Credit cards payable – current portion	8,531	15
Total Current Liabilities	111,577	56,619

Long – Term Liabilities
Credit cards payable – net of current portion	26,592	-

Total Liabilities	138,169	56,619

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 300,000,000 shares authorized, 239,937,352 shares issued and outstanding (239,907,352 – 2009)	239,938	239,908
Additional paid-in capital	611,571	611,601
Accumulated deficit	(1,154,411)	(935,096)
Total DM Products, Inc. Stockholders’ Equity (Deficit)	(302,902)	(83,587)
Non-controlling interest	223,566	146,163
Total Stockholders’ Equity (Deficit)	(79,336)	62,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$58,833	$119,195

See accompanying consolidated notes to financial statements.

DM PRODUCTS, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	For the year ended December 31, 2010	For the year ended December 31, 2009 (Restated)

REVENUES
Royalty income	$317,418	$363,767

OPERATING EXPENSES
Professional fees	159,277	91,060
Salaries and wages	137,081	137,500
Consulting	39,397	12,186
General and administrative	123,575	34,351
TOTAL OPERATING EXPENSES	459,330	275,097

INCOME (LOSS) FROM OPERATIONS AND BEFORE NON-CONTROLLING INTEREST	(141,912)	88,670

LESS: INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	77,403	100,481

LOSS BEFORE PROVISION FOR INCOME TAXES	(219,315)	(11,811)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(219,315)	$(11,811)

LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSANDING: BASIC AND DILUTED	239,933,982	232,341,873

See accompanying consolidated notes to financial statements.

DM PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AS OF DECEMBER 31, 2010

	Common Stock		Additional Paid in Capital	Non-Controlling Interest	Accumulated Deficit	Total
	Shares	Amount	(Restated)	(Restated)	(Restated)	(Restated)

Balance, December 31, 2008	196,907,352	$196,908	$644,561	$45,682	$(923,285)	$(36,134)

Shares issued to officer for services	20,000,000	20,000	(16,480)	-	-	3,520

Shares issued to independent consultant for services	20,000,000	20,000	(16,480)	-	-	3,520

Shares issued to board member for services	3,000,000	3,000	-	-	-	3,000

Net income (loss) for the year ended December 31, 2009		-	-	100,481	(11,811)	88,670

Balance, December 31, 2009	239,907,352	239,908	611,601	146,163	(935,096)	62,576

Share correction	30,000	30	(30)	-	-	0

Net income( loss) for the year ended December 31, 2010	-	-	-	77,403	(219,315)	(141,912)

Balance, December 31, 2010	239,937,352	$239,938	$611,571	$233,566	$(1,154,411)	$(79,336)

See accompanying consolidated notes to financial statements.

DM PRODUCTS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	For the year ended December 31, 2010	For the year ended December 31, 2009 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(141,912)	$88,670
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	1,171	1,709
Share-based compensation	-	10,040
Changes in assets and liabilities:
Royalties receivable	20,460	25,292
Employee advances	(5,000)	-
Prepaid expenses	10,798	(21,412)
Accounts payable	26,442	(44,462)
Accrued expenses	20,000	(28,302)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(68,041)	31,535

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,082)	(2,607)
CASH FLOWS USED IN INVESTING ACTIVITIES	(1,082)	(2,607)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in credit card balances	35,108	15
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	35,108	15

NET INCREASE (DECREASE) IN CASH	(34,015)	28,943
Cash, beginning of period	36,729	7,786
Cash, end of period	$2,714	$36,729

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

See accompanying consolidated notes to financial statements.

DM PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 1: Summary of Significant Accounting Policies

Nature of Operations
DM Products, Inc. (the Company) was incorporated on March 1, 2001 as Effective Sport Nutrition Corporation. Subsequently, on April 11, 2005, the Company changed its name to Midwest E.S.W.T Corp and on December 14, 2005, it changed its name again to DM Products, Inc.

On July 18, 2005, the Company acquired Direct Success, Inc. a California Corporation in exchange for 70 % of the Company's Common Stock, making Direct Success, Inc. a wholly owned subsidiary of the Company. Midwest E.S.W.T agreed that a total of 114,851,043 shares of Restricted Common Stock were to be issued to shareholders of Direct Success, Inc.

The Company operates from Walnut Creek, California and it wholly owns Direct Success, Inc which owns 75% of Direct Success, LLC 3, a limited liability company formed on or about August 16, 2002. Direct Success, Inc entered into a joint venture with Buena Vista Infomercial Corporation which owns 25%. The purpose is to market products through direct response to television infomercials. The companies obtain the distribution, production, and licensing rights to a product in exchange for royalty agreements based on the sales of the products.  The Company sets up the production, marketing and the distribution of the products.

On July 14, 2010 the Company incorporated a wholly-owned subsidiary corporation Aliano, Inc. dba Aliano Westlake Village. The purpose of this fragrance and personal care division is to create, manufacture, distribute and sell prestige fragrances and beauty related products. Effective as of July 26, 2010 Aliano Inc. entered into an agreement with Portia Entertainment Group LLC for legal services described in the agreement. As per the agreement Portia Entertainment Group LLC is entitled to receive a fee of 5% on the Net Income earned by Aliano Inc.

On April 8, 2010 a Form S-1 Registration Statement was completed and submitted to the Securities and Exchange Commission. The registration filing is approved on October 15, 2010. On April 21, 2010 a Information Statement Form 211 was submitted to the Financial Industry Regulatory Authority (FINRA) for active trading on the Over the Counter Bulletin Board (OTCBB). The filing is approved on November 09, 2010.

Basis of Consolidation
The consolidated financial statements include the accounts of DM Products, Inc., Direct Success, Inc., Aliano, Inc. and the accounts of its 75% owned subsidiary Direct Success LLC 3. All material inter-company transactions have been eliminated.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents
All highly liquid investments with maturities of three months or less are considered to be cash equivalents.  At December 31, 2010 and 2009, the Company had cash balances of $ 2,714 and $36,729, respectively.

Reclassifications
Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

DM PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 1: Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expense, accounts payable, sales tax payable, and other current liabilities. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2010, there have been no interest or penalties incurred on income taxes.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition
The Company records revenue in accordance with ASC Topic 605 - Revenue Recognition. During the year ended December 31, 2010 revenues came from royalties from the contract Banjo Minnow the fishing lure with TriStar Products, Inc. Revenues derived from the Company license sales are recognized when (1) there is evidence of an arrangement, (2) collection of our fee is considered probable and (3) the fee is fixed and determinable.

Direct Success entered into a manufacturing, marketing and distribution agreement with Banjo Buddies who is the inventor of Banjo Minnow, a fishing lure which Direct Success 3 had a license agreement to market the product since Oct 2002. The Company entered into a modification of said agreement in April 2005.  On or about May 11, 2005, Direct Success LLC 3, subcontracted the manufacturing and distribution rights to TriStar Products, Inc.  In March 2007, Direct Success granted back to Banjo, the right to license and privilege for internet sales and small parts sale of the product. Under the agreement, Banjo will pay Direct Success 4% royalty on all gross sales of product. As of date of settlement, effective January 1, 2010, Direct Success no longer receives the 4% royalty for internet and part sales from Banjo Buddies. The revenues are strictly based on the contractual obligation contained in the agreement with Tristar Products, Inc., which are the royalties received from the sales of the Banjo Minnow. These royalty arrangements with Tristar provide the Company with a flat $4.00 (for unit sales under $18) and $5.00 (for unit sales over $18), per unit sold domestically, and $2.50 per unit sold internationally. The present retail price for the Banjo Minnow is $19.95.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2010.

DM PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 1: Summary of Significant Accounting Policies (Continued)

Advertising Policy
The Company recognizes advertising expense as incurred.  The Company recognized no advertising expense for the years ended December 31, 2010, and 2009.

Concentration of Risk
The Company is earning (over 90%) the majority of the royalty income from Tristar Products, Inc. Since the Company is depending on Tristar Products, Inc, the inability of Tristar to perform in the future may have a material adverse effect on the Company’s financial condition.

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. There was no stock-based compensation granted during 2009 or 2010.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to operating expense and additional paid-in capital over the period during which services are rendered. There was no stock-based compensation issued to non-employees in 2009 or 2010.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 2:  Prepaid Expenses

Prepaid expenses consisted of the following at December 31:

	2010	2009
Prepaid insurance	$10,656	$12,454
Prepaid professional fees	0	9,000
Total prepaid expenses	$10,656	$21,454

Note 3: Property and Equipment

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

Depreciation expenses totaled $1,171 and $1,709 for the years ended December 31, 2010 and 2009, respectively.

DM PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 4: Non-Controlling Interest

The Company has owned 75% of Direct Success LLC 3 (LLC 3) since 2002. The assets and liabilities of Direct Success LLC 3 have been included in these consolidated financial statements. The 25% of LLC 3 not owned by the Company has been presented as a non-controlling interest in these financial statements.

Note 5: Accrued Expenses

Accrued expenses consist of accrued wages under an employee agreement entered into on the 20th day of April, 2007 by and between the Company and its President. According to the agreement, employee's starting salary is $6,000 per month during the first 90 days following execution of the agreement or after $500,000 in capital is raised. After such period of time, employee's salary shall be increased to $10,000 per month. Should the company determine it in the best interest not to pay employee's entire monthly compensation, at any time, any such compensation shall be treated as deferred compensation and will accumulate on the books and provided to employee at employee's sole discretion, taking into consideration the funds available and the best interest of the Company.

The accrued wages owed under the employment agreement as of December 31, 2010 and 2009, respectively, were $45,653 and $25,653.

Salary expense to the related party was $120,000 and $120,000 for the years ended December 31, 2010 and 2009, respectively.

Note 6: Common Stock

The Company has 300,000,000 shares of $0.001 par value common stock authorized. The Company had 239,937,352 shares of common stock issued and outstanding as of December 31, 2010 and 239,907,352 shares issued and outstanding as of December 31, 2009.

On June 7, 2009:  20,000,000 shares of restricted common stock were issued to Kurtis Cockrum   a related party for services performed as CEO of the Company.  These services were valued at $3,520 which is the fair market value at the time of issuance since the value of services received is not readily determinable.

On June 7, 2009: 20,000,000 shares of restricted common stock were issued to Michael DeBenon a related party for legal services performed.  These services were valued at $3,520 which is the fair market value at the time of issuance since the value of services received is not readily determinable.

On October 12, 2009:  3,000,000 shares of restricted common stock were issued to James Clarke an individual for services performed as a Director of the Company.  These services were valued at $3,000 based on  $.0.001 par value of common stock which is the fair market value at the time of issuance since the value of services received is not readily determinable.

In 2010, a share correction was made. 30,000 shares were issued to an investor who had paid for the shares in a prior year, but had never been issued the shares. There were no other share issuances in 2010.

Note 7: Related Party Transactions

The Company has entered into a consulting contract with Michael DeBenon, Esq., a stockholder of the Company, for $6,000 per month on a month to month basis for general counsel. Legal expenses to the related party were $74,483 and $54,490 for the years ended December 31, 2010 and 2009 respectively.

DM PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 8: Income Taxes

As of December 31, 2010, the Company had net operating loss carry forwards of approximately $1,154,000 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following:

	2010	2009
Federal income tax attributable to:
Current operations	$74,567	$4,016
Less: valuation allowance	(74,567)	(4,016)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$392,500	$317,900
Less: valuation allowance	(392,500)	(317,900)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,154,000 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Note 9: Commitments and Contingencies

On October 18, 2010, the Company executed two Conditional Employment Agreements for the conditional hiring of a CEO and COO for Aliano, Inc., the wholly-owned subsidiary of DM Products, Inc. The Employment agreements are conditional upon the Company successfully procuring $3,000,000 of investment capital. Each agreement also contains a provision for the issuance of 15,000,000 stock options at date of hire.

The CEO and employees of the Company work from their homes. The fair market value of rents contributed by the related parties are estimated to be $50.00 per month, which is immaterial to the company's financial statements, therefore, an entry to record the value of rents contributed has not been recorded on the Company's books.

Note 10: Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has sustained substantial losses since inception, has a working capital deficit, and is in need of additional capital to grow its operations so that it can become profitable.

In view of this matter, the ability of the Company to continue as a going concern is dependent upon growth of revenues and the ability of the Company to raise additional capital.  Management believes that its successful ability to raise capital and increases in revenues will provide the opportunity for the Company to continue as a going concern.

DM PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 11: Correction of Errors and Restatements

The Company has restated its beginning balances for 2009, as well as the balance sheet and statement of operations for 2009 to correct errors in its accounting. The Company issued shares with a par value of $15,200 to an individual for performance of services, however, the services were never rendered so the shares were revoked in 2009. Also the Company estimated a receivable for royalties in 2008, however, in 2009, the estimated amount of $2149, was waived. Also, a non-controlling interest was not reflected at December 31, 2008 or 2009. Royalties receivable, common stock, additional paid in capital, accumulated deficit, and non-controlling interest were corrected at December 31, 2008. Additional paid in capital, non-controlling interest and accumulated deficit were corrected in the December 31, 2009 financial statements.

The beginning balances, December 31, 2008, in the statement of stockholders’ equity (deficit) have been restated to correct the presentation of the non-controlling interest and to correct the errors from 2008 detailed above. The December 31, 2009 balance sheet and income statements have been restated to correct the presentation of the non-controlling interest.

The following are the previous and corrected balances for the year ended December 31, 2009:

December, 31, 2009 Financial Statement Beginning Balances	Line Item	Corrected	Previously Stated
Balance Sheet	Royalties receivable	0	2,149
Balance Sheet	Common stock	196,908	212,108
Balance Sheet	Additional paid in capital	611,601	761,601
Balance Sheet	Non-controlling interest	45,682	0
Balance Sheet	Accumulated deficit	923,285	1,027,603

December 31, 2009 Financial Statements	Line Item	Corrected	Previously Stated
Balance Sheet	Total current assets	117,891	117,891
Balance Sheet	Total assets	119,195	119,195
Balance Sheet	Total liabilities	56,619	56,619
Balance Sheet	Common stock	239,908	239,908
Balance Sheet	Additional paid in capital	611,601	761,601
Balance Sheet	Accumulated deficit	(935,096)	(938,933)
Balance Sheet	Stockholders’ equity	(62,576)	(62,576)
Income Statement	Total revenues	363,767	363,767
Income Statement	Total operating expenses	275,097	275,097
Income Statement	Income from operations	88.670	88,670
Income Statement	Income attributable to non-controlling interest	100,481	0
Income Statement	Net income (loss)	(25,642)	(38,693)

Note 12: Subsequent Events

Management has evaluated subsequent events through March 31, 2011, the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial  Disclosure

None.

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Kurtis Cockrum.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our principal executive and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Kurtis L. Cockrum	59	President, Chairman of Board of Directors
James Clarke	65	Secretary, Treasurer, Board Member

Kurtis L. Cockrum.  Mr. Cockrum is currently the President and Chairman of the Board of Directors for DM Products, Inc.  He has over 33 years of experience working in the Material Handling Industry, more specifically in warehouse distribution and fulfillment. He worked for Interlake, Inc., the world’s leading Materials Handling equipment supplier from 1973 thru 1983.  In 1983 he founded Kacee Construction Company, a subsidiary of Cockrum Enterprises, Inc., a private company, where he was the CEO and President.   He is also presently a board member of a publicly traded company, DM Products, a company currently trading on Pink Sheets, which specializes in producing Infomercials along with marketing, distribution and fulfillment of their products.  From April 2007 to March of 2008 he was President and Board Chairman. March of 2008 till October of 2009 he held the position of V.P. of Operations. He was then reappointed to the Board and retained his former positions as President and Board Chairman.  Working with DM Products for three and one half years, he has worked extensively with manufacturing of products, product search and development, marketing and sales, call and customer service centers, infomercial creation and execution, financial management, media buying time, project budgeting, short and long term planning, and contract negotiations in the Direct Response industry He is also a certified OSHA outreach trainer.

In addition, Mr. Cockrum has been involved with several organizations throughout the community, volunteering and helping out with the community’s youth and his church, serving on various boards and committees.  He is presently serving in an advisory capacity to Pacific Lutheran Theological Seminary in Berkeley, California.

James Clarke. James Clarke is currently on the Board of DM Products, Inc. and holds the positions of Secretary and Treasurer. He was President and Board Chairman from March of 2007 until October 2009. Mr. Clarke has over 30 years of Senior and Executive level management experience, including developing operations and building international distribution networks throughout the U.S. and worldwide. He founded five companies: Quintec Industries (1973-1981); Circuit Products West, Inc. (1981-1984); Carter International, Inc. (1985-1990; The Delphi Group (1991-1993), and; Capital Marketing Group (1993-2005).  Over the past 20 years, he operated as President or CEO with several other companies, and has previous Board experience. He received his BS in Business Administration and MS in Marketing from Oklahoma State University.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

At present, Kurtis Cockrum is serving as both President and Chairman and has been a significant figure in directing all aspects of company activity.  His overall experience in business start-ups is vital to the success of DM Products. (For more information concerning Mr. Cockrum’s qualifications to lead our company, see his full Bio contained elsewhere in this disclosure statement.).

There are no other significant employees at this time.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Kurtis Cockrum, at the address appearing on the first page of this annual report.

Code of Ethics

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

·	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
·	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
·	Compliance with applicable governmental laws, rules and regulations;
·	The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
·	Accountability for adherence to the Code.

Our code of ethics is filed as Exhibit 14.1 to this annual report on Form 10-K.

Item 11.  Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kuris L. Cockrum, President	2010 2009	100,000 162,230	0 0	0 3,520(1)	0 0	0 0	0 0	0 0	100,000 165,750
James R. Clarke(2) Secretary/Treasurer	2010 2009	5,500 4,500	0 1,000	0 3,000 (1)	0 0	0 0	0 0	0 0	5,500 8,500

(1)
The aggregate grant date fair value of the stock awards issued at $6,520 is computed in accordance with FASB ASC Topic 718.  The values attributable to the stock compensation were based on the existing sales of our common stock and the restrictions on re-sale at the time of issuance. Please refer to Note 10 of our audited financial statements for the years ended December 31, 2009 and 2008.

(2)	Mr. Clarke received half of the above salary, bonus and stock as an officer and the other half of his salary, bonus and stock for his service as a director of our company.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Kuris L. Cockrum,	-	-	-	-	-	-	-	-	-
James R. Clarke	-	-	-	-	-	-	-	-	-

Employment Arrangement’s with Named Executive Officers

The company’s only employment contract is with its President, Kurt Cockrum. Such agreement was effective April 20, 2007 and continues unless and until terminated by either party pursuant to their rights under California law.  Compensation is $10,000 per month.  Due to lack of funds available in 2007 and 2008, a portion of Executive salaries were deferred from 2007, 2008 and 2010 until 2011.  Approximately $45,000 in salary is still owed from years 2007, 2008 and 2010.

DIRECTORS’ COMPENSATION TABLE

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kurtis Cockrum	2010 2009	100,000 162,230	0 0	0 3,520(1)	0 0	0 0	0 0	0 0	100,000 165,750
James Clarke	2010 2009	5,500 4,500	0 1,000	3,000(1)	0 0	0 0	0 0	0 0	5,500 8,500

Director Compensation

James Clarke is the only director to have received any compensation for their services on the board of directors. In 2010, no shares of our common stock were issued to any of our directors for services performed. We have considered offering additional compensation to our directors should we see a growth in our revenues and net worth.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of December 31, 2010, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

	Common Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Ownership(1)
Kurtis L. Cockrum 1507 Elise Ct. Walnut Creek, CA 94596	49,000,000	20%
James Clarke 40 Technology Drive Irvine, CA 92618	3,000,000	1.00%
All officer and directors	52,000,000	21%
5% SHARHEOLDERS
Michael S. DeBenon 20522 Pierview Lane Huntington Beach, CA 92646	27,116,000	11.3%
K & B Kerry Living Trust 12 Morning View Dr. Newport Beach, CA 92627	16,081,669	6.70%

(1)	The percentages are based on 239,937,352 shares of common stock outstanding on December 31, 2010.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since December 31, 2010 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010		$10,250	$0	$0
2009		$ 6,000	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment(1)
3.3	By-Laws(1)
10.1	Share Exchange Agreement, dated July 18, 2005(1)
10.2	Employment Agreement of Kurt Cockrum(1)
10.3	Monthly Retainer Agreement with Michael S. DeBenon(1)
10.4	Manufacturing, Marketing and Distribution Agreement with Banjo Buddies, Inc.(1)
10.5	Modification of Manufacturing, Marketing and Distribution Agreement with Banjo Buddies, Inc.(1)
10.6	Manufacturing, Marketing and Distribution Agreement with Tristar Products, Inc.(1)
10.7	Addendum to Manufacturing, Marketing and Distribution Agreement with Tristar Products, Inc.(1)
10.8	Settlement Agreement and Release with Banjo Buddies, Inc.(1)
10.9	Operating Agreement of Direct Success LLC #3 between Direct Success, Inc. and Buena Vista Infomercials, Inc. (2)
14.1	Code of Ethics
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously included as an Exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2010.
(2) Previously included as an Exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 30, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 DM Products, Inc.

By:	/s/ Kurtis Cockrum
Kurtis Cockrum President, Chairman of the Board of Directors, Principal Executive Officer, Principal Accounting Officer, and Director
March 31, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Kutis Cockrum
Kurtis Cockrum President, Chairman of the Board of Directors, Principal Executive Officer, Principal Accounting Officer, and Director
March 31, 2010

By:	/s/ James Clarke
James Clarke Chief Financial Officer, Principal Financial Officer, Treasurer, Secretary and Director
March 31, 2010