Form 10-Q
period 2011-03-31
DM Products, Inc.
filed 2011-05-23
CIK 1485029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 239,932,847 common shares as of March 31, 2011.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (unaudited) ;
F-2	Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity as of March 31, 2011 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

DM Products, Inc. And Subsidiaries
Consolidated Balance Sheet
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	885	2,714
Royalties Receivable	7,976	39,248
Employee Advances	5,000	5,000
Prepaid Expense	7,316	10,656
Total Current Assets	21,176	57,618

Property and Equipment - net	1,115	1,215
TOTAL ASSETS	22,291	58,833

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	66,561	54,970
Accrued Expenses	75,653	45,653
Sales Tax Payable	2,424	2,424
Credit Cards Payable - current portion	9,702	8,531
Total Current Liabilities	154,340	111,578

Long Term Liabilities
Credit Cards Payable - net of current portion	26,592	26,592

Total Liabilities	180,932	138,170

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 300,000,000 shares authorized, 239,937,352 shares issued and outstanding (239,937,352 - 2010)	239,938	239,938
Additional Paid In Capital	611,571	611,571
Accumulated Deficit	(1,235,422)	(1,154,412)
Total DM Products, Inc. Stockholders' Equity (Deficit)	(383,913)	(302,903)
Non-Controlling Interest	225,272	223,566
Total Stockholders' Equity (Deficit)	(158,641)	(79,337)
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	22,291	58,833

DM Products, Inc. And Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the 3 months ended	For the 3 months ended
	March 31, 2011	March 31, 2010
Revenues
Royalty income	8,053	5,495
Total revenues	8,053	5,495

Operating expenses
Professional Fees	24,841	33,126
Salary & Wages	34,163	34,500
Consulting	9,104	184
General & Administrative expenses	19,249	14,655
Total operating expense	87,357	82,465

Income (Loss) from operations and before non-controlling Interest	(79,304)	(76,970)

Less: Income Attributable to non-controlling interest	1,706	1,148

Income (Loss) before income taxes	(81,010)	(78,118)

Provision for income taxes	-	-

Net Income (Loss)	$(81,010)	(78,118)

Net Income (Loss) per common share-basic and fully diluted	$(0.0003)	(0.0003)

Weighted average common shares outstanding-basic and diluted	239,907,352	239,097,352

DM Products, Inc. And Subsidiaries
Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Stock		Additional Paid In Capital	Non-Controlling Interest	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2010	239,937,352	$239,938	$611,571	$223,566	$(1,154,412)	$(79,337)

Net income (loss) for the period ended March 31, 2011	-	-	-	1,706	(81,010)	(79,304)
					-
Balance, March 31, 2011	239,937,352	$239,938	$611,571	$225,272	$(1,235,422)	$(158,642)

DM Products, Inc. And Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the 3 months ended	For the 3 months ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities
Net Loss	$(79,304)	(76,970)
Adjustment to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	100	100
Share-based compensation	-	-
Changes in operating assets and liabilities:
Royalties receivable	31,272	54,213
Prepaid Expenses	3,340	4,249
Accounts payable	11,591	2,400
Accrued Expenses	30,000	(25,209)
Net cash provided (used) by operating activities	(3,001)	(41,217)

Cash flows from financing activities
Net increase in credit card balances	1,172	9,039
Net cash provided by financing activities	1,172	9,039

Net increase (decrease) in cash	(1,829)	(32,178)

Cash at beginning of period	2,714	36,729
Cash at end of period	$885	4,551

Supplemental disclosure of cash flow information:
Interest paid	$368	344
Taxes paid	$3,200	2,400

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

On July 14, 2010 the Company incorporated a wholly owned subsidiary corporation Aliano, Inc. dba Aliano Westlake Village. The purpose of this fragrance and personal care division is to create, manufacture, distribute and sell prestige fragrances and beauty related products. Effective as of July 26, 2010 Aliano Inc. entered into an agreement with Portia Entertainment Group LLC for legal services described in the agreement. As per the agreement Portia Entertainment Group LLC is entitled to receive a fee of 5% on the Net Income earned by Aliano Inc. for celebrity endorsees introduce by Portia.

On April 8, 2010 a Form S-1 Registration Statement was completed and submitted to the Securities and Exchange Commission. The registration filing was declared effective on October 15, 2010. On April 21, 2010 an Information Statement Form 211 was submitted to the Financial Industry Regulatory Authority (FINRA) for active trading on the Over the Counter Bulletin Board (OTCBB). The filing was approved on November 09, 2010.

Basis of Consolidation

The consolidated financial statements include the accounts of DM Products, Inc., Direct Success, Inc. and the accounts of its 75% owned subsidiary Direct Success LLC 3. All material inter-company transactions have been eliminated.

Basis of Presentation

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2010. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the financial position results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less are considered to be cash equivalents.  At March 31, 2011 and March 31, 2010, the Company had cash balances of $885 and $4,551, respectively.

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2011, there have been no interest or penalties incurred on income taxes.

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

Revenue Recognition

The Company records revenue in accordance with ASC Topic 605 - Revenue Recognition. During the period ended March 31, 2011 revenues came from royalties from the contract Banjo Minnow the fishing lure with TriStar Products, Inc. Revenues derived from the Company license sales are recognized when (1) there is evidence of an arrangement, (2) collection of our fee is considered probable and (3) the fee is fixed and determinable.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2011.

Advertising Policy

The Company recognizes advertising expense as incurred. The Company recognized no advertising expense for the three months ended March 31, 2011 and March 31, 2010.

Concentration of Risk

The Company is earning (over 90%) the majority of the royalty income from Tristar Products, Inc. Since the Company is depending on Tristar Products, Inc, the inability of Tristar to perform in the future may have a material adverse effect on the Company’s financial condition.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. There was no stock-based compensation granted during the three months ended March 31, 2011 and March 31, 2010.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to operating expense and additional paid-in capital over the period during which services are rendered. There was no stock-based compensation issued to non-employees during the three months ended March 31, 2011 and March 31, 2010.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 2: Prepaid Expenses

Prepaid expenses consisted of the following at March 31:

	2011	2010
Prepaid insurance	$7,316	$8,155

Total Prepaid Expenses	$7,316	$8,155

Note 3: Property & Equipment

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

Depreciation expenses totaled $100 and $100 for the three months ended March 31, 2011 and March 31, 2010, respectively.

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

The accrued wages owed under the employment agreement as of March 31, 2011 and March 31, 2010, respectively, were $75,653 and $25,653.

Salary expense to the related party was $30,000 and $30,000 for the three months ended March 31, 2011 and March 31, 2010, respectively.

Note 6: Common Stock

The Company has 300,000,000 shares of $0.001 par value common stock authorized. The Company had 239,937,352 shares of common stock issued and outstanding as of March 31, 2011 and 239,907,352 shares issued and outstanding as of March 31, 2010.

In 2010, a share correction was made. 30,000 shares were issued to an investor who had paid for the shares in a prior year, but had never been issued the shares. There were no other share issuances in 2010.

Note 7: Related Party Transactions

The Company has entered in  a consulting contract with Michael Debenon, Esq. for $6,000 per month on a month to month basis for general counsel. On February 1, 2011 the above contract was terminated. Legal expenses to related party was $18,000 and $12,000 for the three months ended March 31, 2011 and March 31, 2010, respectively.

Note 8: Income Taxes

As of March 31, 2011, the Company had net operating loss carry forwards of approximately $1,235,422 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following:

	March 31,	December 31,
	2011	2010
Federal income tax attributable to:
Current Operations	$27,543	$74,567
Less: valuation allowance	$(27,543)	$(74,567)
Net provision for Federal income taxes

The provision for federal income tax consists of the following:The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31,	December 31,
	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$420,044	$392,500
Less: valuation allowance	$(420,044)	$(392,500)
Net deferred tax asset

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,235,422 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

Note 11: Subsequent Events

Management has evaluated subsequent events through May 16, 2011, the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

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

Results of Operations for the three months ended March 31, 2011

Our revenue was $8,053 for the three months ended March 31, 2011, an increase of $ 2,558 for the same period ended March 31, 2010.  For all periods mentioned above, our revenues were solely based on royalty payments, thus, our cost of goods sold during this period was zero. Pursuant to an arbitration settlement, the contractual term of our rights concerning the Banjo Minnow will continue through January 1, 2012, with an option to extend the contract for an additional six months.

Revenues during the first quarter of our fiscal year are traditionally low due to the seasonality of the fishing industry.  Since our sole source of revenue, at this time, is based on sales of the Banjo Minnow Fishing Lure, management is not surprised with the amount received.  It has been the company’s experience that revenues increase during the second and third quarters of each fiscal year.

We have incurred an operating loss in the amount of $79,304 and net loss in the amount of $81,010 for the three months ended March 31, 2011 as compared to an operating loss $76, 970 and net loss in the amount of $78,118 for the same period ended March 31, 2010.  We have incurred an operating loss in the amount of $79,304 and a net loss in the amount of $ 81,010 for the three months ended March 31, 2011 as compared to an operating loss in the amount of $76,970 and net loss of $78,118  for the same period ended March 31, 2010.

Factors contributing to the increased expenses during this same period were primarily the result of the increased legal, accounting, and auditing fees, as well as the increased general and administrative expenses, associated with the company’s obtaining a fully reporting status in October, 2010.  Additionally, the company has incurred increased expenses as a result of its formation of Aliano, Inc. and its due diligence in investigating the possibility of establishing a personal care products division.

Liquidity and Capital Resources

As of March 31, 2011, we had total assets in the amount of $22,291, consisting of $885 in cash, $7,976 in Tristar Receivables, $5,000 employee advance, $7,316 in Prepaid Expenses, and property and equipment of $1,115.  Our current liabilities as of March 31, 2011 were $154,340.  We had a working capital deficit of $(133,164) as of March 31, 2011.

Our current monthly fixed expenses (“Burn Rate”) are approximately $30,000.  Based on our history of revenues generated, we believe that we will have adequate funds for the duration of our distribution contract with Tristar, which will expire December 31, 2011, with an option to extend for six months.  However, following the expiration of that agreement, and assuming the royalties received between the date of this filing and June 30, 2012 do not remain consistent with the royalties we have received to date, we will be faced with depletion of funds within a short period of time, should the company not have in place additional revenue streams or additional financing.

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

As of March 31, 2011, our cash reserves were $885 and we do have a line of credit which enables us to access $45,000.   If we need to and cannot raise additional capital, we would be forced to discontinue operations.

Although we are anticipating the launch of our new line of personal care products under Aliano, Inc., we are still dependent upon infomercials royalties as our sole source of revenue.  Our revenue was $8,053 for the three months ended March 31, 2011.  While it is anticipated that the company will continue to receive sufficient revenues from the royalties it receives from the sale of the Banjo Minnow, there is no certainty of this and no guarantees we will be successful in the launching of a new infomercial campaign.  It is further not likely that the company will receive revenue from the operation of Aliano, Inc. in the foreseeable future, even should the company be able to acquire the capital necessary to launch its desired line of personal care products.    If customers are not continually receptive to our Banjo Minnow infomercial, and not receptive to new infomercial content or product offerings, our revenues may dramatically decline.  If that were to occur, we would be forced to rely on additional capital to support our current operations.  In light of the current economic environment, as discussed elsewhere in this filing, it will be extremely difficult to raise the capital we may require.  If both these conditions occur, we would be forced to cease operations.

Off Balance Sheet Arrangements

As of March 31, 2011, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Kurtis Cockrum.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011.

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

There were no sales of equity securities during the period ended March 31, 2011.

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

DM Products, Inc.

Date:	May 16, 2011

By: /s/ Kurtis Cockrum Kurtis Cockrum Title: Chief Executive Officer and Director