Form 10-Q
period 2011-06-30
DM Products, Inc.
filed 2011-08-15
CIK 1485029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 239,932,847 common shares as of June 30, 2011.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2011and 2010 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) as of June 30, 2011 (unaudited);
F-4	Consolidated Statements of Cash Flows for the six months ended June 30-, 2011 and 2010 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim periods ended June 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

DM Products, Inc. And Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	3,986	2,714
Royalties Receivable	35,593	39,248
Employee Advances	5,000	5,000
Prepaid Expense	1,766	10,656
Total Current Assets	46,345	57,618

Property and Equipment - net	1,015	1,215
TOTAL ASSETS	47,360	58,833

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	70,564	54,970
Accrued Expenses	105,653	45,653
Sales Tax Payable	2,424	2,424
Loan From Shareholder	2,875	-
Credit Cards Payable - current portion	14,718	8,531
Total Current Liabilities	196,233	111,578

Long Term Liabilities
Credit Cards Payable - net of current portion	26,592	26,592

Total Liabilities	222,826	138,170

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 300,000,000 shares authorized, 239,937,352 shares issued and outstanding (239,937,352 - 2010)	239,938	239,938
Additional Paid In Capital	611,571	611,571
Accumulated Deficit	(1,262,659)	(1,154,412)
Total DM Products, Inc. Stockholders' Equity (Deficit)	(411,150)	(302,903)
Non-Controlling Interest	235,685	223,566
Total Stockholders' Equity (Deficit)	(175,465)	(79,337)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	47,360	58,833

DM Products, Inc. And Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the 3 months ended	For the 3 months ended	For the 6 months ended	For the 6 months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues
Royalty income	44,405	201,644	52,458	207,139
Total revenues	44,405	201,644	52,458	207,139

Operating expenses
Professional Fees	14,396	35,045	39,237	68,171
Salary & Wages	31,500	34,500	65,663	69,000
Consulting	125	250	9,229	434
General & Administrative expenses	15,209	31,869	34,458	46,525
Total operating expense	61,230	101,664	148,586	184,130

Income (Loss) from operations and before non-controlling Interest	(16,825)	99,980	(96,128)	23,009

Less: Income Attributable to non-controlling interest	10,412	50,266	12,119	51,414

Income (Loss) before income taxes	(27,237)	49,714	(108,247)	(28,405)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(27,237)	49,714	(108,247)	(28,405)

Net Income (Loss) per common share-basic and fully diluted	$(0.0001)	0.0002	$(0.0005)	(0.0001)

Weighted average common shares outstanding-basic and diluted	239,937,352	239,907,352	239,937,352	239,907,352

DM Products, Inc. And Subsidiaries
Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Stock		Additional Paid In Capital	Non-Controlling Interest	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2010	239,937,352	$239,938	$611,571	$223,566	$(1,154,412)	$(79,337)

Net income (loss) for the period ended June 30, 2011	-	-	-	12,119	(108,247)	(96,128)
					-
Balance, June 30, 2011	239,937,352	$239,938	$611,571	$235,685	$(1,262,659)	$(175,466)

DM Products, Inc. And Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the 6 months ended	For the 6 months ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities
Net Loss	$(96,128)	23,009
Adjustment to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	200	200
Changes in operating assets and liabilities:
Royalties receivable	3,655	(12,577)
Prepaid Expenses	8,890	18,285
Accounts payable	15,594	(28,512)
Accrued Expenses	60,000	-
Net cash provided (used) by operating activities	(7,790)	405

Cash flow from investing activities
Purchase of property and equipment	-	(1,082)
Net cash (used) by investing activities	-	(1,082)
Cash flows from financing activities
Net increase in credit card balances	6,187	19,203
Loan From Shareholder	2,875	-
Net cash provided by financing activities	9,062	19,203

Net increase (decrease) in cash	1,272	18,526

Cash at beginning of period	2,714	36,729
Cash at end of period	$3,986	55,255

Supplemental disclosure of cash flow information:
Interest paid	$581	574
Taxes paid	$5,250	2,400

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

The Company operates from Walnut Creek, California and it wholly owns Direct Success, Inc., which owns 75% of Direct Success, LLC 3,  a limited liability company formed on or about August 16, 2002. Direct Success, Inc. entered into a joint venture with Buena Vista Infomercial Corporation which owns the remaining 25% of Direct Success, LLC 3. The purpose of Direct Success, Inc. is to market products through direct response television infomercials. The companies obtain the distribution, production and licensing rights to products in exchange for royalty agreements based on the sales of the products.  The Company sets up the production, marketing and the distribution of the products.

On July 14, 2010 the Company incorporated a wholly owned subsidiary corporation, Aliano, Inc., dba Aliano Westlake Village. The purpose of this fragrance and personal care division is to create, manufacture, distribute and sell prestige fragrances and beauty related products. Effective as of July 26, 2010, Aliano Inc. entered into an agreement with Portia Entertainment Group LLC for legal services described in the agreement. As per the agreement, Portia Entertainment Group LLC is entitled to receive a fee of 5% on the Net Income earned by Aliano Inc. for celebrity endorsees introduce by Portia.

On April 8, 2010, a Form S-1 Registration Statement was completed and submitted to the Securities and Exchange Commission. The registration filing was declared effective on October 15, 2010. On April 21, 2010, an Information Statement Form 211 was submitted to the Financial Industry Regulatory Authority (FINRA) for active trading on the Over the Counter Bulletin Board (OTCBB). The filing was approved on November 09, 2010.

Basis of Consolidation

The consolidated financial statements include the accounts of DM Products, Inc., Direct Success, Inc. and the accounts of its 75% owned subsidiary Direct Success LLC 3. All material inter-company transactions have been eliminated.

Basis of Presentation

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2010. All adjustments were of a normal recurring nature, unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the financial position results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less are considered to be cash equivalents.  At June 30, 2011 and December 31, 2010, the Company had cash balances of $3,986 and $2,714, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expense, accounts payable, sales tax payable, and other current liabilities. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates, unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax, assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2011, there have been no interest or penalties incurred on income taxes.

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

Revenue Recognition

The Company records revenue in accordance with ASC Topic 605 - Revenue Recognition. During the period ended June 30, 2011 revenues came from royalties from the contract Banjo Minnow the fishing lure with TriStar Products, Inc. Revenues derived from the Company license sales are recognized when (1) there is evidence of an arrangement, (2) collection of our fee is considered probable, and (3) the fee is fixed and determinable.

Direct Success entered into a manufacturing, marketing and distribution agreement with Banjo Buddies, who is the inventor of Banjo Minnow, a fishing lure which Direct Success LLC 3 had a license agreement to market the product since Oct 2002. The Company entered into a modification of said agreement in April 2005.  On or about May 11, 2005,  Direct Success LLC 3, subcontracted the manufacturing and distribution rights to TriStar Products, Inc.  In March 2007, Direct Success granted back to Banjo, the right to license and privilege for internet sales and small parts sale of the product. Under the agreement, Banjo will pay Direct Success 4% royalty on all gross sales of product. As of date of settlement, effective January 1, 2010, Direct Success no longer receives the 4% royalty for internet and part sales from Banjo Buddies. The revenues are strictly based on the contractual obligation contained in the agreement with Tristar Products, Inc., which are the royalties received from the sales of the Banjo Minnow. These royalty arrangements with Tristar provide the Company with a flat $4.00 (for unit sales under $18) and $5.00 (for unit sales over $18), per unit sold domestically, and $2.50 per unit sold internationally. The present retail price for the Banjo Minnow is $19.95.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2011.

Advertising Policy

The Company recognizes advertising expense as incurred. The advertising expense for the six months ended June 30, 2011 and June 30, 2010 are $150 and $0 respectively.

Concentration of Risk

The Company is earning (over 90%) the majority of the royalty income from Tristar Products, Inc. Since the Company is depending on Tristar Products, Inc., the inability of Tristar to perform in the future may have a material adverse effect on the Company’s financial condition.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. There was no stock-based compensation granted during the six months ended June 30, 2011 and June 30, 2010.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to operating expense and additional paid-in capital over the period during which services are rendered. There was no stock-based compensation issued to non-employees during the six months ended June 30, 2011 and June 30, 2010.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 2: Prepaid Expenses

Prepaid expenses consisted of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Prepaid insurance	$1,766	$10,656

Total Prepaid Expenses	$1,766	$10,656

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

Depreciation expenses totaled $200 and $200 for the six months ended June 30, 2011 and June 30, 2010, respectively.

Note 4: Non-Controlling Interest

The Company has owned 75% of Direct Success LLC 3 (LLC 3) since 2002. The assets and liabilities of Direct Success LLC 3 have been included in these consolidated financial statements. The 25% of LLC 3 not owned by the Company has been presented as a non-controlling interest in these financial statements.

Note 5: Accrued Expenses

Accrued expenses consist of accrued wages under an employee agreement entered into on the 20th day of April, 2007 by and between the Company and its President. According to the agreement, employee's starting salary is $6,000 per month during the first 90 days following execution of the agreement or until $500,000 in capital is raised. After such period of time, employee's salary shall be increased to $10,000 per month. Should the company determine it in the best interest not to pay employee's entire monthly compensation, at any time, any such compensation shall be treated as deferred compensation and will accumulate on the books and provided to employee, at employee's sole discretion, taking into consideration the funds available and the best interest of the Company.

The accrued wages owed under the employment agreement as of June 30, 2011 and June 30, 2010, respectively, were $105,653 and $45,653.

Salary expense to the related party was $30,000 and $30,000 for the three months ended June 30, 2011 and June 30, 2010, respectively.

Note 6: Common Stock

The Company has 300,000,000 shares of $0.001 par value common stock authorized. The Company had 239,937,352 shares of common stock issued and outstanding as of June 30, 2011 and 239,937,352 shares issued and outstanding as of June 30, 2010.

In 2010, a share correction was made. 30,000 shares were issued to an investor who had paid for the shares in a prior year, but had never been issued the shares. There were no other share issuances in 2010.

Note 7: Related Party Transactions

The Company has entered into  a consulting contract with Michael DeBenon, Esq. for $6,000 per month on a month to month basis for general counsel. On February 1, 2011, the above contract was terminated. Legal expenses to the related party was $18,000 and $30,000 for the six months ended June 30, 2011 and June 30, 2010, respectively.

Note 8: Income Taxes

As of June 30, 2011, the Company had net operating loss carry forwards of approximately $1,235,422 that may be available to reduce future years’ taxable income through 2030. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following:

	June 30,	December 31,
	2011	2010
Federal income tax attributable to:
Current Operations	$36,804	$74,567
Less: valuation allowance	$(36,804)	$(74,567)
Net provision for Federal income taxes

The provision for federal income tax consists of the following: The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30,	December 31,
	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$429,304	$392,500
Less: valuation allowance	$(429,304)	$(392,500)
Net deferred tax asset

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,235,422 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, the net operating loss carry forwards may be limited as to it's use in future years.

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

The CEO and employees of the Company work from their homes. The fair market value of rents contributed by the related parties are estimated to be $50.00 per month, which is immaterial to the company's financial statements: therefore, an entry to record the value of rents contributed has not been recorded on the Company's books.

Note 10: Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has sustained substantial losses since inception, has a working capital deficit, and is in need of additional capital to grow its operations so that it can become profitable.

In view of these matters, the ability of the Company to continue as a going concern is dependent upon growth of revenues and the ability of the Company to raise additional capital.  Management believes that its successful ability to raise capital and increases in revenues will provide the opportunity for the Company to continue as a going concern.

Note 11: Subsequent Events

Management has evaluated subsequent events through August 9, 2011, the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

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

Executive Overview

We, through our wholly owned subsidiary, Direct Success, Inc., develop, finance, produce, market and distribute beauty, fashion, fitness and other products for sale through infomercial marketing and distribution channels. Profits are derived from inbound sales, outbound sales, upsells and retail distribution. Our primary objective is to penetrate this rapidly expanding industry by introducing consumer products to national and international markets through a series of infomercial campaigns. We intend to aggressively develop, finance, produce and market various new products for television infomercials. We intend to systematically expand our product list using a direct response model.

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

Plan of Operation

Since our acquisition of Direct Success, Inc. in July, 2005, we have focused primarily on the manufacturing, marketing, sale, and distribution of the Banjo Minnow Fishing Lure System (“Banjo Minnow”), via a direct marketing campaign, primarily promoted through the production and airing of a thirty minute infomercial.  The exclusive rights to the Banjo Minnow were acquired through a Manufacturing, Marketing and Distribution Agreement entered into between Direct Success, LLC#3 and Banjo Buddies, Inc., dated October 10, 2003 (prior to the company’s acquisition of Direct Success, Inc.).

Direct Success, Inc., on or about August 16, 2003, entered into a joint venture with Buena Vista Infomercials, Inc. and formed Direct Success, LLC #3 (a Delaware Limited Liability Company) for the purpose of acquiring the exclusive manufacturing and distribution rights to the Banjo Minnow.   Direct Success, LLC #3 is 75% owned by Direct Success, The remaining 25% is owned by Buena Vista Infomercials, Inc.

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

In deciding which products to pursue, our Board will consider, among other things, the product's viability, costs of development and marketing, acceptable sales price point per unit, as well as the product's overall likelihood of success. In some instances, our Board may retain  outside consultants to evaluate such things as the product's likely market appeal or the product's optimal price point. Although we expect that our directors and officers will continue to be approached by inventors with viable products without any solicitation, the Board of Directors may decide to solicit product pitches or ideas in the future if the Board believes that such a strategy would be in the our best interest.

If the Board approves a product for further development, we intend to retain outside parties to produce the infomercial, assist in the design, the overall marketing campaign and sales process, and source and manufacture the product for competitive rates. When determining what parties to retain for these services, our Board of Directors will consider several factors, including a proven track record, cost and the ability to meet our timetable. We do not intend to retain any one service provider exclusively, and instead, we intend to seek competitive bids from numerous potential providers for each infomercial campaign.

Fragrance and Personal Care Division

On July 23, 2010, we formed Aliano, Inc., a Nevada Corporation and a wholly owned subsidiary of DM Products, Inc.  The company was formed for the specific purpose of formulating, producing and marketing a line of luxury perfumes and personal care related products.  As of the date of this filing, we have not engaged in any operations with this new line of business.  We have, however, engaged in organizational activities, including provisionally appointing Mr. Robert Aliano to hold the position of President for Aliano, Inc., Mr. Joseph Sutman to hold the position of Chief Executive Officer, and Mr. Frank Muskeni to hold the position of Chief Operations Officer. (Aliano, Inc. has been trade named “Aliano Westlake Village.”) We expect these gentlemen to be responsible for all aspects of the company’s operations, including fragrance creation, packaging/presentation, product promotion, and campaign management.

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

Results of Operations for the three and six months ended June 30, 2011and 2010

Our revenue was $44,405 for the three months ended June 30, 2011, a decrease of $157,239 for the same period ended June 30, 2010.  Our revenue was $52,458 for the six months ending June 30, 2011, a decrease of $154,681 for the same period ending June 30, 2010. For all periods mentioned above, our revenues were solely based on royalty payments, thus, our cost of goods sold during this period was zero. Pursuant to an arbitration settlement, the contractual term of our rights concerning the Banjo Minnow will continue through January 1, 2012, with an option to extend the contract for an additional six months.

Revenues during the first quarter of our fiscal year are traditionally low due to the seasonality of the fishing industry.  With the severe weather in the early to late spring that the country has experienced this year our second quarter was lower than usual. Since our sole source of revenue, at this time, is based on sales of the Banjo Minnow Fishing Lure, management is not surprised with the amount received.  It has been the company’s experience that revenues routinely increase during the second and third quarters of each fiscal year.

We have incurred an operating loss in the amount of $16,825 and net loss in the amount of $27,237 for the three months ended June 30, 2011 as compared to an operating profit of $99,980 and net profit in the amount of $49,714 for the same period ended June 30, 2010.  We have incurred an operating loss in the amount of $96,128 and a net loss in the amount of $108,247 for the six months ended June 30, 2011 as compared to an operating profit in the amount of $23,009 and net loss of $28,405 for the same period ended June 30, 2010.

With reduced revenues for the second quarter the company reduced operating expenses for the six months ending June 30, 2011 by $35,544 to $148,586 as compared to the same period ending June 30, 2010 for $184,130.

Liquidity and Capital Resources

As of June 30, 2011, we had total assets in the amount of $47,360, consisting of $3,986 in cash, $35,593 in Tristar Receivables, $5,000 employee advance, $1,766 in Prepaid Expenses, and property and equipment of $1,015. Our current liabilities as of June 30, 2011 were $196,233.  We had a working capital deficit of $149,888 as of June 30, 2011.

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

As of June 30, 2011, our cash reserves were $3,986 and we do have a line of credit which enables us to access $45,000.   If we need to and cannot raise additional capital, we would be forced to discontinue operations.

Although we are anticipating the launch of our new line of personal care products under Aliano, Inc., we are still dependent upon infomercials royalties as our sole source of revenue.  Our revenue was $52,458 for the six months  ended June 30, 2011.  While it is anticipated that the company will continue to receive sufficient revenues from the royalties it receives from the sale of the Banjo Minnow, there is no certainty of this and no guarantees we will be successful in the launching of a new infomercial campaign.  It is further not likely that the company will receive revenue from the operation of Aliano, Inc. in the foreseeable future, even should the company be able to acquire the capital necessary to launch its desired line of personal care products.    If customers are not continually receptive to our Banjo Minnow infomercial, and not receptive to new infomercial content or product offerings, our revenues may dramatically decline.  If that were to occur, we would be forced to rely on additional capital to support our current operations.  In light of the current economic environment, as discussed elsewhere in this filing, it will be extremely difficult to raise the capital we may require.  If both these conditions occur, we would be forced to cease operations.

Off Balance Sheet Arrangements

As of June 30, 2011, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Kurtis Cockrum.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011.

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

There were no sales of equity securities during the period ended June 30, 2011.

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

DM Products, Inc.

Date:	August 15, 2011

By: /s/ Kurtis Cockrum Kurtis Cockrum Title: Chief Executive Officer and Director