Form 10-Q
period 2011-09-30
DM Products, Inc.
filed 2011-11-09
CIK 1485029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 239,932,847 common shares as of September 30, 2011.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (unaudited) ;
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) as of September 30, 2011 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months ended September 30-, 2011 and 2010 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim periods ended September 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

DM Products, Inc. And Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	7,849	2,714
Royalties Receivable	76,954	39,248
Employee Advances	-	5,000
Prepaid Expense	15,101	10,656
Total Current Assets	99,904	57,618

Property and Equipment - net	915	1,215
TOTAL ASSETS	100,819	58,833

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	65,348	54,970
Accrued Expenses	135,653	45,653
Sales Tax Payable	2,424	2,424
Credit Cards Payable - current portion	899	8,531
Total Current Liabilities	204,324	111,578

Long Term Liabilities
Credit Cards Payable - net of current portion	26,592	26,592

Total Liabilities	230,916	138,170

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 300,000,000 shares authorized, 239,937,352 shares issued and outstanding (239,937,352 - 2010)	239,938	239,938
Additional Paid In Capital	611,571	611,571
Accumulated Deficit	(1,245,073)	(1,154,412)
Total DM Products, Inc. Stockholders' Equity (Deficit)	(393,564)	(302,903)
Non-Controlling Interest	263,467	223,566
Total Stockholders' Equity (Deficit)	(130,097)	(79,337)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	100,819	58,833

DM Products, Inc. And Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the 3 months ended	For the 3 months ended	For the 9 months ended	For the 9 months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues
Royalty income	113,087	67,021	165,545	207,139
Total revenues	113,087	67,021	165,545	207,139

Operating expenses
Professional Fees	10,419	39,127	49,656	68,171
Salary & Wages	32,000	34,500	97,663	69,000
Consulting	10,298	11,175	19,527	434
General & Administrative expenses	15,002	33,719	49,460	46,525
Total operating expense	67,719	118,521	216,305	184,130

Income (Loss) from operations and before non-controlling Interest	45,368	(51,500)	(50,760)	23,009

Less: Income Attributable to non-controlling interest	27,782	15,258	39,901	66,672

Income (Loss) before income taxes	17,586	(66,758)	(90,661)	(43,663)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$17,586	(66,758)	(90,661)	(43,663)

Net Income (Loss) per common share-basic and fully diluted	$0.0001	(0.0003)	$(0.0004)	(0.0002)

Weighted average common shares outstanding-basic and diluted	239,937,352	239,932,847	239,937,352	239,932,847

DM Products, Inc. And Subsidiaries
Consolidated Statements of Shareholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid In Capital	Non-Controlling Interest	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2010	239,937,352	$239,938	$611,571	$223,566	$(1,154,412)	$(79,337)

Net income (loss) for the period ended September 30, 2011	-	-	-	39,901	(90,661)	(50,760)
					-
Balance, September 30, 2011	239,937,352	$239,938	$611,571	$263,467	$(1,245,073)	$(130,098)

DM Products, Inc. And Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the 9 months ended	For the 9 months ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities
Net Loss	$(50,760)	(28,349)
Adjustment to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	300	300
Share-based compensation	-	-
Changes in operating assets and liabilities:
Royalties receivable	(37,706)	31,555
Employee Advances	5,000	(5,000)
Prepaid Expenses	(4,445)	(11,647)
Accounts payable	10,378	5,662
Accrued Expenses	90,000	(18,625)
Net cash provided (used) by operating activities	12,767	(26,104)

Cash flow from investing activities
Purchase of property and equipment	-	(1,082)
Net cash (used) by investing activities	-	(1,082)
Cash flows from financing activities
Net increase in credit card balances	(7,632)	23,732
Issuance of stock	-	30
Net cash provided by financing activities	(7,632)	23,762

Net increase (decrease) in cash	5,135	(3,424)

Cash at beginning of period	2,714	36,729
Cash at end of period	$7,849	33,305

Supplemental disclosure of cash flow information:
Interest paid	$776	769
Taxes paid	$5,250	2,400

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

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less are considered to be cash equivalents.  At September 30, 2011 and December 31, 2010, the Company had cash balances of $7,849 and $2,714, respectively.

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax, assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2011, there have been no interest or penalties incurred on income taxes.

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

Revenue Recognition

The Company records revenue in accordance with ASC Topic 605 - Revenue Recognition. During the period ended September 30, 2011 revenues came from royalties from the contract Banjo Minnow the fishing lure with TriStar Products, Inc. Revenues derived from the Company license sales are recognized when (1) there is evidence of an arrangement, (2) collection of our fee is considered probable, and (3) the fee is fixed and determinable.

Direct Success entered into a manufacturing, marketing and distribution agreement with Banjo Buddies, who is the inventor of Banjo Minnow, a fishing lure which Direct Success LLC 3 had a license agreement to market the product since Oct 2002. The Company entered into a modification of said agreement in April 2005. On September 30, 2011 the Company excercised their option to extend the Banjo Minnow agreement until June 30, 2012. On or about May 11, 2005,  Direct Success LLC 3, subcontracted the manufacturing and distribution rights to TriStar Products, Inc.  In March 2007, Direct Success granted back to Banjo, the right to license and privilege for internet sales and small parts sale of the product. Under the agreement, Banjo will pay Direct Success 4% royalty on all gross sales of product. As of date of settlement, effective January 1, 2010, Direct Success no longer receives the 4% royalty for internet and part sales from Banjo Buddies. The revenues are strictly based on the contractual obligation contained in the agreement with Tristar Products, Inc., which are the royalties received from the sales of the Banjo Minnow. These royalty arrangements with Tristar provide the Company with a flat $4.00 (for unit sales under $18) and $5.00 (for unit sales over $18), per unit sold domestically, and $2.50 per unit sold internationally. The present retail price for the Banjo Minnow is $19.95.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2011.

Advertising Policy

The Company recognizes advertising expense as incurred. The advertising expense for the nine months ended September 30, 2011 and September 30, 2010 are $150 and $95 respectively.

Concentration of Risk

The Company is earning (over 90%) the majority of the royalty income from Tristar Products, Inc. Since the Company is depending on Tristar Products, Inc., the inability of Tristar to perform in the future may have a material adverse effect on the Company’s financial condition.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. There was no stock-based compensation granted during the nine months ended September 30, 2011 and September 30, 2010.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to operating expense and additional paid-in capital over the period during which services are rendered. There was no stock-based compensation issued to non-employees during the nine months ended September 30, 2011 and September 30, 2010.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 2: Prepaid Expenses

Prepaid expenses consisted of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Prepaid insurance	$15,101	$10,656

Total Prepaid Expenses	$15,101	$10,656

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

Depreciation expenses totaled $300 and $300 for the nine months ended September 30, 2011 and September 30, 2010, respectively.

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

The accrued wages owed under the employment agreement as of September 30, 2011 and September 30, 2010, respectively, were $135,653 and $25,653.

Salary expense to the related party was $90,000 and $90,000 for the nine months ended September 30, 2011 and September 30, 2010, respectively.

Note 6: Common Stock

The Company has 300,000,000 shares of $0.001 par value common stock authorized. The Company had 239,937,352 shares of common stock issued and outstanding as of September 30, 2011 and 239,937,352 shares issued and outstanding as of September 30, 2010.

In 2010, a share correction was made. 30,000 shares were issued to an investor who had paid for the shares in a prior year, but had never been issued the shares. There were no other share issuances in 2010.

Note 7: Related Party Transactions

The Company has entered into  a consulting contract with Michael DeBenon, Esq. for $6,000 per month on a month to month basis for general counsel. On February 1, 2011, the above contract was terminated. Legal expenses to the related party was $18,000 and $50,483 for the nine months ended September 30, 2011 and September 30 2010, respectively.

Note 8: Income Taxes

As of September 30, 2011, the Company had net operating loss carry forwards of approximately $1,235,422 that may be available to reduce future years’ taxable income through 2030. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following:

	September 30,	December 31,
	2011	2010
Federal income tax attributable to:
Current Operations	$30,825	$74,567
Less: valuation allowance	$(30,825)	$(74,567)
Net provision for Federal income taxes

The provision for federal income tax consists of the following: The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30,	December 31,
	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$423,325	$392,500
Less: valuation allowance	$(423,325)	$(392,500)
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

Note 11: Subsequent Events

Management has evaluated subsequent events through October 31, 2011, the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

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

Fragrance and Personal Care Division

On July 23, 2010, we formed Aliano, Inc., a Nevada Corporation and a wholly owned subsidiary of DM Products, Inc.  The company was formed for the specific purpose of formulating, producing and marketing a line of luxury perfumes and personal care related products.  As of the date of this filing, we have not engaged in any operations with this new line of business.  Our pursuit of this line is conditioned upon our ability to raise additional capital.  To date, we have been unsuccessful in obtaining the necessary funding and are focusing primarily on our direct marketing capabilities.

Multimedia Messaging Service

DM Products has an opportunity to expand our business operations into Mobil Marketing.  More specifically, Multimedia Messaging Service (MMS).  MMS is a standard way to send messages that include multimedia content to and from mobile phones.  While basic Short Message Service (SMS) has a160 character limit, MMS has no such restriction.  This technology enables marketers to deliver rich media - slideshows, music, text and video – to every smart phone across the United States and to 2 billion plus consumers globally.

While management has just recently been presented with a Multimedia Messaging Service platform, the feasibility of our involvement in this line of operations is still being investigated.  We are also aware that to launch such a service will require the company to raise additional capital.  To date, no capital has been raised for this purpose.

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

Results of Operations for the three and nine months ended September 30, 2011and 2010

Our revenue was $113,087 for the three months ended September 30, 2011, an increase of $46,066 for the same period ended September 30, 2010 $67,021.  Our revenue was $165,545 for the nine months ending September 30, 2011, a decrease of $41,594 for the same period ending September 30, 2010. For all periods mentioned above, our revenues were solely based on royalty payments, thus, our cost of goods sold during this period was zero. Pursuant to an arbitration settlement, the contractual term of our rights concerning the Banjo Minnow will continue through June 30, 2012.

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

We have incurred an operating profit in the amount of $45,368 and net profit in the amount of $17,586 for the three months ended September 30, 2011 as compared to an operating loss of $51,500 and net loss in the amount of $66,758 for the same period ended September 30, 2010.  We have incurred an operating loss in the amount of $50,760 and a net loss in the amount of $90,661 for the nine months ended September 30, 2011 as compared to an operating profit in the amount of $23,009 and net loss of $43,663 for the same period ended September 30, 2010.

With increased revenues for the third quarter the company increased operating expenses for the nine months ending September 30, 2011 by $32,175 to $216,305 as compared to the same period ending September 30, 2010 for $184,130.

Liquidity and Capital Resources

As of September 30, 2011, we had total assets in the amount of $100,819, consisting of $7,849 in cash, $76,854 in Tristar Receivables, $15,101 in Prepaid Expenses, and property and equipment of $915. Our current liabilities as of September 30, 2011 were $204,324.  We had a working capital deficit of $103,505 as of September 30, 2011.

Our current monthly fixed expenses (“Burn Rate”) are approximately $30,000.  Based on our history of revenues generated, we believe that we will have adequate funds for the duration of our distribution contract with Tristar, which will expire June 30, 2012,  However, following the expiration of that agreement, and assuming the royalties received between the date of this filing and June 30, 2012 do not remain consistent with the royalties we have received to date, we will be faced with depletion of funds within a short period of time, should the company not have in place additional revenue streams or additional financing.

As of September 30, 2011, our cash reserves were $7,849 and we do have a line of credit, which enables us to access $45,000.   If we need to and cannot raise additional capital, we would be forced to discontinue operations.

We are still dependent upon infomercial royalties as our sole source of revenue.  Our revenue was $165,545 for the nine months ended September 30, 2011.  While it is anticipated that the company will continue to receive sufficient revenues from the royalties it receives from the sale of the Banjo Minnow, there is no certainty of this and no guarantees we will be successful in the launching of a new infomercial campaign.   If customers are not continually receptive to our Banjo Minnow infomercial, and not receptive to new infomercial content or product offerings, our revenues may dramatically decline.  If that were to occur, we would be forced to rely on additional capital to support our current operations.  In light of the current economic environment, as discussed elsewhere in this filing, it will be extremely difficult to raise the capital we may require.  If both these conditions occur, we would be forced to cease operations.

Off Balance Sheet Arrangements

As of September 30, 2011, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Kurtis Cockrum.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011.

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

There were no sales of equity securities during the period ended September 30, 2011.

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

DM Products, Inc.

Date:	November 9, 2011

By: /s/ Kurtis Cockrum Kurtis Cockrum Title: Chief Executive Officer and Director