Form 10-K
period 2011-12-31
DM Products, Inc.
filed 2012-03-29
CIK 1485029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter. $282,721.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  273,339,011 as of March 30, 2011.

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

Within the last five years, we have only marketed one product, a fishing lure product known as the Banjo Minnow Fishing Lure System (“Banjo Minnow”). We own 75% interest in a joint venture, known as Direct Success LLC #3, which has the exclusive rights to manufacture, use, distribute, sell, advertise, promote and otherwise exploit the Banjo Minnow.  The exclusive rights to the Banjo Minnow were obtained through a Manufacturing, Marketing and Distribution Agreement entered into between Direct Success LLC #3 and Banjo Buddies, the inventor and owner of the intellectual property rights of the Banjo Minnow, in October, 2003.  This Agreement, together with modifications made pursuant to an Arbitration settlement, require Direct Success, LLC#3 to pay Banjo Buddies a royalty in the amount 5% for the sale of all products through December 31, 2011, with DM Products maintaining an option to extend the licensing period for an additional six (6) months. (see Legal Proceedings concerning Arbitration.) The option to extend the licensing period for an additional six months was executed September 30, 2011 extending the agreement until June 30, 2012

We do not manufacture or distribute the products that we locate to market.  Our business model incorporates the outsourcing of primary functions.  This outsourcing includes contracting with companies to:  i)  Manufacture the actual product according to our specifications and approval; ii) Warehouse our inventory and fulfill orders provided to these facilities from inbound telemarketing centers; iii) Receive customer calls in response to viewing our commercials, obtain the credit card and billing information, and transfer such information to the fulfillment centers; iv) Receive customer service calls and either correct the situation or report any problems directly to the company for handling; and v) Purchase media time, pursuant to guidelines provided by the company, such as airing dates, times and locations.  We, therefore, have not purchased any machinery or tooling.

In the case of Banjo Minnow, our joint venture entity subcontracted all of the above-listed responsibilities to TriStar Products, Inc. Pursuant to our agreement with TriStar, they are responsible for infomercial production/revision, manufacture of product, procurement of media time, call center activity, fulfillment obligations, and customer service.   We receive royalties from the sales of the Banjo Minnow that TriStar distributes in proportion to our holdings in Direct Success LLC #3. Our current royalty arrangement with Tristar provides for $4.00 per unit sold domestically and $2.50 per unit sold internationally. The present retail price for the Banjo Minnow is $19.95. In 2011, the royalties we received totaled $200,986.

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

Fragrance and Personal Care Division

On July 23, 2010, we formed Aliano, Inc., a wholly owned subsidiary of DM Products.  The company was incorporated under the laws of the State of Nevada for the purpose of formulating, producing and marketing a line of luxury perfume and related products.  As of period ending December 31, 2011, we have not engaged in any operations with this new line of business. On December 28, 2011 a Certificate of Dissolution was filed with the Nevada Secretary of State to dissolve Aliano, Inc. as approved by the Board of Directors of the cooperation. The corporation was unsuccessful in raising sufficient capital to commence operations and the Board of Directors determined it be in the best interest of the corporation to dissolve Aliano, Inc. and discontinue pursuing the fragrance division.

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

Employees

During 2011, our only employees are Kurtis L. Cockrum and Sarah Mohr. We do not expect any material changes in the number of employees over the next twelve month period. However, we will be conducting most of our business through agreements with consultants and third parties.

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

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2010		2011
	High	Low	High	Low
First Quarter	.011	.0008	.0064	.0031
Second Quarter	.0135	.0037	.0044	.0011
Third Quarter	.0045	.0008	.0019	.0008
Fourth Quarter	.0095	.00025	.0027	.001

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

Holders of Our Common Stock

As of December 31, 2011, we had 282,720,684 shares of our common stock issued and outstanding, held by two hundred ninety eight (298) shareholders of record.

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

Recent Sales of Unregistered Securities

On November 2, 2011, the Board of Directors of DM Products, Inc. (the “Company”) authorized the issuance of an aggregate 13,333,333 shares of  restricted common stock, at a per share price of $0.0015, to Kurtis Cockrum for services rendered as President and Chairman of the Board of Directors of the Company for the calendar years of 2010 and 2011.   The common stock was issued in reliance upon an exemption from registration under the federal securities laws provided by Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (the “Securities Act”), due to the fact that such issuances did not involve a public offering of securities.

On November 2, 2011, the Board of Directors of DM Products, Inc. (the “Company”) authorized the issuance of an aggregate 6,666,666 shares of  restricted common stock, at a per share price of $0.0015, to James Clarke for services rendered as a member of the Board of Directors of the Company for the calendar years of 2010 and 2011.   The common stock was issued in reliance upon an exemption from registration under the federal securities laws provided by Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (the “Securities Act”) due to the fact that such issuances did not involve a public offering of securities.

On December 1, 2011, the Board of Directors of DM Products, Inc. (the “Company”) authorized the issuance of an aggregate 6,050,000 shares of  restricted common stock, at a per share price of $0.0015, to Michael S. DeBenon for legal services performed.  The common stock was issued in reliance upon an exemption from registration under the federal securities laws provided by Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (the “Securities Act”) due to the fact that such issuances did not involve a public offering of securities.

On December 1, 2011, the Board of Directors of DM Products, Inc. (the “Company”) authorized the issuance of an aggregate 2,500,000 shares of  restricted common stock, at a per share price of $0.0015, to Deborah Wagnon for legal services performed.  The common stock was issued in reliance upon an exemption from registration under the federal securities laws provided by Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (the “Securities Act”) due to the fact that such issuances did not involve a public offering of securities.

On December 1, 2011, the Board of Directors of DM Products, Inc. (the “Company”) authorized the issuance of an aggregate 11,733,333 shares of  restricted common stock, at a per share price of $0.0015, to Robert Chisholm for consulting services performed.  The common stock was issued in reliance upon an exemption from registration under the federal securities laws provided by Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (the “Securities Act”) due to the fact that such issuances did not involve a public offering of securities.

On December 1, 2011, the Board of Directors of DM Products, Inc. (the “Company”) authorized the issuance of an aggregate 2,500,000 shares of  restricted common stock, at a per share price of $0.0015, to Steve Vicory for consulting services performed.  The common stock was issued in reliance upon an exemption from registration under the federal securities laws provided by Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (the “Securities Act”) due to the fact that such issuances did not involve a public offering of securities.

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

Results of Operations for the Years Ended December 31, 2011 and 2010

Liquidity and Capital Resources

As of December 31, 2011, we had total assets in the amount of $53,308, consisting of $26,089 in cash, $15,835 in Tristar Receivables, $0.00 in other receivables, $10,656 in Prepaid Expenses, and property and equipment of $728.  Our current liabilities as of December 31, 2011 were $221,397.  We had working capital of ($168,817) as of December 31, 2011.

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

As of December 31, 2011, our cash reserves were $ 26,089 and we do have a line of credit which enables us to access $45,000.  As of December 31, 2012, the balance on this line of credit was $0.00. If we need to and cannot raise additional capital, we would be forced to discontinue operations.

Infomercials is our sole source of revenue.  Our revenue was $317,418 for the year ended December 31, 2010 and $200,986 for the year ended December 31, 2011.  While it is anticipated that the company will continue to receive sufficient revenues from the royalties it receives from the sale of the Banjo Minnow, there is no certainty of this and no guarantees we will be successful in the launching of a new infomercial campaign.  If customers are not continually receptive to our Banjo Minnow infomercial, and not receptive to new infomercial content or product offerings, our revenues may dramatically decline.  If that were to occur, we would be forced to rely on additional capital to support our current operations.  In light of the current economic environment, as discussed elsewhere in this filing, it will be extremely difficult to raise the capital we may require.  If both these conditions occur, we would be forced to cease operations.

Off Balance Sheet Arrangements

As of December 31, 2011, there were no off balance sheet arrangements.

Going Concern

Our independent auditor’s report expresses substantial doubt about our ability to continue as a going concern.  Management shares such concern in the event the company is unable to attract and obtain additional products and successfully implement our business plan, including increased revenues and additional funding.   We have operated with limited operating capital and we will continue to face immediate and substantial cash needs.  We did not obtain a profit during fiscal year 2011 and there is no assurance that we will show a net profit in 2012.   We need to increase revenues and obtain additional funding to fully implement our business plan.

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

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of December 31, 2011 and 2010;
F-3	Statements of Operations for the years ended December 31, 2011 and 2010;
F-4	Statement of Stockholders’ Equity (Deficit) as of December 31, 2011;
F-5	Statements of Cash Flows for the years ended December 31, 2011 and 2010
F-6	Notes to Consolidated Financial Statements

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial  Disclosure

None.

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Kurtis Cockrum.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect such controls.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under Securities Exchange Act of 1934.  Under the supervision and with the participation of our principal executive and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Based on this evaluation under the COSO Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Kurtis L. Cockrum	60	President, Chairman of Board of Directors
James Clarke	65	Secretary, Treasurer, Board Member

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Item 11.  Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended December 31, 2010 and 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kurtis L. Cockrum, President (1)(2)	2011 2010	120,000 120,000	0 0	20,000 0	0 0	0 0	0 0	0 0	140,000 120,000
James R. Clarke(3) Secretary/Treasurer	2011 2010	6,000 5,500	0 0	10,000 (0)	0 0	0 0	0 0	0 0	16,000 5,500

(1)
The aggregate grant date fair value of the stock awards issued at $20,000 is computed in accordance with FASB ASC Topic 718.  The values attributable to the stock compensation were based on the existing sales of our common stock and the restrictions on re-sale at the time of issuance. Please refer to Note 1 of our audited financial statements for the years ended December 31, 2011 and 2010.

(2)
Mr. Cockrum didn’t not receive any salary compensation in 2011 due to lack of funds but did receive stock for service as a director. Compensation is being accrued and will be paid when funds are available.

(3)
The aggregate grant date fair value of the stock awards issued at $10,000 is computed in accordance with FASB ASC Topic 718.  The values attributable to the stock compensation were based on the existing sales of our common stock and the restrictions on re-sale at the time of issuance. Please refer to Note 1 of our audited financial statements for the years ended December 31, 2011 and 2010.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS	STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Nonexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Kurtis L. Cockrum,	-	-	-	-	-	-	-	-	-
James R. Clarke	-	-	-	-	-	-	-	-	-

Employment Arrangement’s with Named Executive Officers

The company’s only employment contract is with its President, Kurt Cockrum. Such agreement was effective April 20, 2007 and continues unless and until terminated by either party pursuant to their rights under California law.  Compensation is $10,000 per month.  Due to lack of funds available in 2007 and 2008, a portion of Executive salaries were deferred from 2007, 2008 and 2010, 2011 until 2012.  Approximately $165,000 in salary is still owed from years 2007, 2008 , 2010 and 2011.

DIRECTORS’ COMPENSATION TABLE

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kurtis L. Cockrum	2011	120,000	0	20,000	0	0	0	0	140,000
	2010	120,000	0	0	0	0	0	0	120,000
James R. Clarke	2011	6,000		10,000	0	0	0	0	16,000
	2010	5,500	0	0		0	0	0	5,500

Director Compensation

Kurt Cockrum and James Clarke are the only director’s to have received any compensation for their services on the board of directors. In 2010, no shares of our common stock were issued to any of our directors for services performed. In 2011 shares we issued for compensation for services performed for both 2010 and 2011.We have considered offering additional compensation to our directors should we see a growth in our revenues and net worth.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of December 31, 2011, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

	Common Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Ownership(1)
Kurtis L. Cockrum 1507 Elise Ct. Walnut Creek, CA 94596	62,333,333	22.1%
James Clarke 2031 B Via Mariposa East Laguna Woods, CA 92637	6,666,666	2.3%
All officer and directors	68,999,999	24.4%
5% SHARHEOLDERS
Michael S. DeBenon 20522 Pierview Lane Huntington Beach, CA 92646	33,121,000	11.7%

(1)	The percentages are based on 282,720,684 shares of common stock outstanding on December 31, 2011.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since December 31, 2011 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011		$10,100	$0	$0
2010		$10,250	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment(1)
3.3	By-Laws(1)
3.4	Certificate of Amendment, Article of Incorporation (3).
5.1	Certificate of Designation, Series “A” Preferred Stock (4)
8.1	Certificate of Dissolution of Aliano, Inc.
10.1	Share Exchange Agreement, dated July 18, 2005(1)
10.2	Employment Agreement of Kurt Cockrum(1)
10.3	Monthly Retainer Agreement with Michael S. DeBenon(1)
10.4	Manufacturing, Marketing and Distribution Agreement with Banjo Buddies, Inc.(1)
10.5	Modification of Manufacturing, Marketing and Distribution Agreement with Banjo Buddies, Inc.(1)
10.6	Manufacturing, Marketing and Distribution Agreement with Tristar Products, Inc.(1)
10.7	Addendum to Manufacturing, Marketing and Distribution Agreement with Tristar Products, Inc.(1)
10.8	Settlement Agreement and Release with Banjo Buddies, Inc.(1)
10.9	Operating Agreement of Direct Success LLC #3 between Direct Success, Inc. and Buena Vista Infomercials, Inc. (2)
10.10	Settlement and Release Agreement with Script To Screen Productions, M2 Marketing and Management Services , Inc. (5)
14.1	Code of Ethics (6)
23.1	Consent of Independent Registered Public Accounting firm (6)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously included as an Exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2010.

(2) Previously included as an Exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 30, 2010.

(3) Previously included as an Exhibit to Form 8K filed with the Securities and Exchange Commission on December 14, 2011.

(4) Previously included as an Exhibit to Form 8K filed with the Securities and Exchange Commission on December 14, 2011.

(5) Previously included as an Exhibit to Form 8K filed with the Securities and Exchange Commission on February 7, 2012.

(6)  Previously included as an Exhibit to Form 10K filed with the Securities and Exchange Commission on March 30, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DM Products, Inc.

March 30, 2012	By:	/s/ Kurtis Cockrum
Kurtis Cockrum
President, Chairman of the Board of Directors, Principal
Executive Officer, Principal Accounting Officer, and Director

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kurtis Cockrum	President, Chairman of the Board of Directors, Principal	March 30, 2012
Kurtis Cockrum	Executive Officer, Principal Accounting Officer, and Director

/s/ James Clarke	Chief Financial Officer, Principal Financial Officer,	March 30, 2012
James Clarke	Treasurer, Secretary and Director

DM PRODUCTS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

DM PRODUCTS, INC.

DECEMBER 31, 2011

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
DM Products, Inc.
Walnut Creek, California

We have audited the accompanying consolidated balance sheets of DM Products, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DM Products, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that DM Products, Inc. will continue as a going concern.  As discussed in Note 10 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 10. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
March 26, 2012

DM PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010

	December 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$26,089	$2,714
Royalties receivable	15,835	39,248
Employee advances	-	5,000
Prepaid expenses	10,656	10,656
Total Current Assets	52,580	57,618

Property and Equipment - net	728	1,215

TOTAL ASSETS	$53,308	$58,833

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$45,320	$54,969
Accrued expenses	173,653	45,653
Sales tax payable	2,424	2,424
Credit cards payable – current portion	-	8,531
Total Current Liabilities	221,397	111,577

Long – Term Liabilities
Credit cards payable – net of current portion	-	26,592

Total Liabilities	221,397	138,169

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	0	0
Common Stock, $.001 par value, 400,000,000 shares authorized, 282,720,684 shares issued and outstanding (239,937,352 – 2010)	282,721	239,938
Additional paid in capital	632,963	611,571
Accumulated deficit	(1,356,079)	(1,154,411)
Total DM Products, Inc. Stockholders’ Equity (Deficit)	(440,395)	(302,902)
Non-controlling interest	272,306	223,566
Total Stockholders’ Equity (Deficit)	(168,089)	(79,336)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$53,308	$58,833

See accompanying notes to consolidated financial statements.

DM PRODUCTS, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	For the year ended December 31, 2011	For the year ended December 31, 2010

REVENUES
Royalty income	$200,986	$317,418

OPERATING EXPENSES
Professional fees	60,774	159,277
Salaries and wages	129,663	137,081
Consulting	87,423	39,397
General and administrative	76,054	123,575
TOTAL OPERATING EXPENSES	353,914	459,330

INCOME (LOSS) FROM OPERATIONS AND BEFORE NON-CONTROLLING INTEREST	(152,928)	(141,912)

LESS: INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	48,740	77,403

LOSS BEFORE PROVISION FOR INCOME TAXES	(201,668)	(219,315)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(201,668)	$(219,315)

LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSANDING: BASIC AND DILUTED	245,042,831	239,933,982

See accompanying notes to consolidated financial statements.

DM PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AS OF DECEMBER 31, 2011

	Common Stock		Additional Paid in	Non-Controlling	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Interest	Deficit	(Deficit)

Balance, December 31, 2009	239,907,352	$239,908	$611,601	$146,163	$(935,096)	$62,576

Share correction	30,000	30	(30)	-	-	0

Net income( loss) for the year ended December 31, 2010	-	-	-	77,403	(219,315)	(141,912)

Balance, December 31, 2010	239,937,352	239,938	611,571	223,566	(1,154,411)	(79,336)

Shares issues to officers for services	19,999,999	20,000	10,000	-	-	30,000

Shares issued to independent consultants for services	16,733,333	16,733	8,367	-	-	25,100

Shares issued to board member for legal services	6,050,000	6,050	3,025	-	-	9,075

Net income (loss) for the year ended December 31, 2011	-	-	-	48,740	(201,668)	(152,928)

Balance, December 31, 2011	282,720,684	$282,721	$632,963	$272,306	$(1,356,079)	$(168,089)

See accompanying notes to consolidated financial statements.

DM PRODUCTS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	For the year ended December 31, 2011	For the year ended December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(152,928)	$(141,912)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	487	1,171
Share-based compensation	64,175	-
Changes in assets and liabilities:
Royalties receivable	23,413	20,460
Employee advances	5,000	(5,000)
Prepaid expenses	-	10,798
Accounts payable	(9,649)	26,442
Accrued expenses	128,000	20,000
Net Cash Provided by (Used in) Operating Activities	58,498	(68,041)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,082)
Net Cash Used in Investing Activities	-	(1,082)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in credit card balances	(35,123)	35,108
Net Cash Provided by (Used in) Financing Activities	(35,123)	35,108

Net increase (decrease) in cash and cash equivalents	23,375	(34,015)

Cash and cash equivalents, beginning of period	2,714	36,729

Cash and cash equivalents, end of period	$26,089	$2,714

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$971	$964
Cash paid for income taxes	$5,250	$2,400

See accompanying notes to consolidated financial statements.

DM PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

On July 14, 2010 the Company incorporated a wholly-owned subsidiary corporation Aliano, Inc. dba Aliano Westlake Village. The purpose of this fragrance and personal care division is to create, manufacture, distribute and sell prestige fragrances and beauty related products. Effective as of July 26, 2010 Aliano Inc. entered into an agreement with Portia Entertainment Group LLC for legal services described in the agreement. As per the agreement Portia Entertainment Group LLC is entitled to receive a fee of 5% on the Net Income earned by Aliano Inc. for celebrity endorsees introduced by Portia.

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

On December 27, 2011 the Company dissolved Aliano, Inc., dba Aliano Westlake Village, since the corporation has been unsuccessful in raising sufficient capital to commence operations. As a result of this dissolution, the intercompany loan between the Company and Aliano, Inc. was written off in the respective books with no effect in the consolidated balance sheet and in the consolidated statement of operations.

Basis of Consolidation
The consolidated financial statements include the accounts of DM Products, Inc., Aliano, Inc., Direct Success, Inc. and the accounts of its 75% owned subsidiary Direct Success LLC 3. All material inter-company transactions have been eliminated.

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

DM PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 1: Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents
All highly liquid investments with maturities of three months or less are considered to be cash equivalents.  At December 31, 2011 and 2010, the Company had cash balances of $ 26,089 and $2,714, respectively.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, royalties receivable, prepaid expense, accounts payable, accrued expenses, and sales tax payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2011, there have been no interest or penalties incurred on income taxes.

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

DM PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 1: Summary of Significant Accounting Policies (Continued)

Advertising Policy
The Company recognizes advertising expense as incurred.  Advertising expense for the years ended December 31, 2011, and 2010 were $150 and $195, respectively.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2011.

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In 2011, 19,999,999 common shares were issued at a fair market value of $.0015 per share totaling to $30,000. There was no stock-based compensation granted during 2010.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to operating expense and additional paid-in capital over the period during which services are rendered. In 2011, 22,783,333 common shares were issued at a fair market value of $.0015 per share totaling to $34,175. There was no stock-based compensation issued to non-employees in 2010.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Note 2: Property and Equipment

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

Depreciation expenses totaled $487 and $1,171 for the years ended December 31, 2011 and 2010, respectively.

DM PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 3:  Prepaid Expenses

Prepaid expenses consisted of the following at December 31:

	2011	2010
Prepaid insurance	$10,656	$10,656
Total prepaid expenses	$10,656	$10,656

Note 4: Non-Controlling Interest

The Company has owned 75% of Direct Success LLC 3 (LLC 3) since 2002. The assets and liabilities of Direct Success LLC 3 have been included in these consolidated financial statements. The 25% of LLC 3 not owned by the Company has been presented as a non-controlling interest in these financial statements.

Note 5: Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2011	2010
Accrued wages	$165,653	$45,653
Accrued directors’ fees	8,000	-
Total accrued expenses	$173,653	$45,653

Wages are accrued under an employee agreement entered into on the 20th day of April, 2007 by and between the Company and its President. According to the agreement, employee's starting salary is $6,000 per month during the first 90 days following execution of the agreement or after $500,000 in capital is raised. After such period of time, employee's salary shall be increased to $10,000 per month. Should the company determine it in the best interest not to pay employee's entire monthly compensation, at any time, any such compensation shall be treated as deferred compensation and will accumulate on the books and provided to employee at employee's sole discretion, taking into consideration the funds available and the best interest of the Company.

The accrued wages owed under the employment agreement as of December 31, 2011 and 2010, respectively, were $165,653 and $45,653.

Salary expense to the related party was $120,000 and $120,000 for the years ended December 31, 2011 and 2010, respectively.

The Board of Directors passed a resolution on October 15, 2011 to compensate Directors, Secretary, Treasurer, CEO, President, and Board Chairman by issuing common stock annually. The policy is retroactive with an effective date of January 1, 2010. Per the policy, the Company owed Kurtis Cockrum, who is a Director, CEO, President, and Board Chairman, $6,000 worth of common stock, and James Clarke, who is a Director, Secretary, and Treasurer, $2,000 worth of common stock as of December 31, 2011. The amount has been recorded as accrued director fees at December 31, 2011.

Note 6: Related Party Transactions

The Company has entered into a consulting contract with Michael DeBenon, Esq., a stockholder of the Company, for $6,000 per month on a month to month basis for general counsel. Legal expenses to the related party were $27,075 and $74,483 for the years ended December 31, 2011 and 2010, respectively.

DM PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 7: Capital Stock

The Company has 430,000,000 shares of capital stock authorized, consisting of 400,000,000 shares of $0.001 par value common stock, and 30,000,000 shares of $.001 par value preferred stock. The Company had 282,720,684 shares of common stock issued and outstanding as of December 31, 2011 and 239,937,352 shares issued and outstanding as of December 31, 2010.

On November 2, 2011, 6,666,666 shares of restricted common stock were issued to James Clarke for services performed as Secretary, Treasurer, and member of the Board of Directors of the Company. These services were valued at $10,000, which is the fair market value of the shares at the time of issuance.

On November 2, 2011, 13,333,333 shares of restricted common stock were issued to Kurtis Cockrum for services performed as President, and Chairman of the Board of Directors of the Company. These services were valued at $20,000, which is the fair market value of the shares at the time of issuance.

On December 1, 2011, 11,733,333 shares of restricted common stock were issued to Robert Chisolm for consulting services performed for the Company. The invoice amount for these services was $17,600.

On December 1, 2011, 6,050,000 shares of restricted common stock were issued to Michael S. DeBenon for legal services performed for the Company. The invoice amount for these services was $9,075.

On December 1, 2011, 2,500,000 shares of restricted common stock were issued to Steve Vicory for consulting services performed for the Company. The invoice amount for these services was $3,750.

On December 1, 2011, 2,500,000 shares of restricted common stock were issued to Deborah Wagnon for consulting services performed for the Company. The invoice amount for these services was $3,750.

In 2010, a share correction was made. 30,000 shares were issued to an investor who had paid for the shares in a prior year, but had never been issued the shares. There were no other share issuances in 2010.

Note 8: Commitments and Contingencies

The CEO and employees of the Company work from their homes. The fair market value of rents contributed by the related parties are estimated to be $50.00 per month, which is immaterial to the Company's financial statements, and has not been recorded on the Company's books.

Note 9: Income Taxes

As of December 31, 2011, the Company had net operating loss carry forwards of approximately $1,356,000 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following:

	2011	2010
Federal income tax attributable to:
Current operations	$68,567	$74,567
Less: valuation allowance	(68,567)	(74,567)
Net provision for Federal income taxes	$0	$0

DM PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 9: Income Taxes (Continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$461,067	$392,500
Less: valuation allowance	(461,067)	(392,500)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,356,000 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

Note 11: Subsequent Events

In early 2012, a dispute arose between the Company and Script to Screen Products, M2 Marketing and Management Services, Inc., Tony Kerry, Dallas Celecia, Mick Koontz, Ken Kerry and Barbara Kerry (collectively “STS”).  The individuals are shareholders of DM Products, Inc.  Tony Kerry, Dallas Celecia and Mick Koontz were former officers and/or directors of the Company.  The dispute concerned a potential conflict alleged by the Company, which allegations were, and are, fully denied by STS.  On January 27, 2012, DM Products and its wholly-owned subsidiary Direct Success, Inc. entered into a Settlement and Release Agreement with STS in which these individuals agreed to surrender 50% of their current holdings of common stock of the Company in exchange for the Company providing STS with a full and final release of all claims.  As a result, of the Settlement, a total of 20,345,000 shares of common stock will be returned.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2011 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those events described above.