Form 10-Q
period 2012-03-31
DM Products, Inc.
filed 2012-05-15
CIK 1485029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 273,339,011 common shares as of March 31, 2012.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (unaudited) ;
F-2	Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity as of March 31, 2012 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

DM Products, Inc. And Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	15,936	26,089
Royalties Receivable	6,407	15,835
Prepaid Expense	6,211	10,656
Total Current Assets	28,554	52,580

Property and Equipment - net	653	728
TOTAL ASSETS	29,207	53,308

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	54,204	45,321
Accrued Expenses	203,653	173,653
Sales Tax Payable	2,424	2,424
Total Current Liabilities	260,281	221,398

Total Liabilities	260,281	221,398

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, 273,339,011 shares issued and outstanding (282,720,684 - 2011)	273,339	282,721
Additional Paid In Capital	642,345	632,963
Accumulated Deficit	(1,420,009)	(1,356,080)
Total DM Products, Inc. Stockholders' Equity (Deficit)	(504,325)	(440,396)
Non-Controlling Interest	273,251	272,306
Total Stockholders' Equity (Deficit)	(231,074)	(168,090)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	29,207	53,308

DM Products, Inc. And Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the 3 months ended	For the 3 months ended
	March 31, 2012	March 31, 2011
Revenues
Royalty income	6,547	8,053
Total revenues	6,547	8,053

Operating expenses
Professional Fees	7,086	24,841
Salary & Wages	30,500	34,163
Consulting	5,000	9,104
General & Administrative expenses	26,944	19,249
Total operating expense	69,531	87,357

Income (Loss) from operations and before non-controlling Interest	(62,984)	(79,304)

Less: Income Attributable to non-controlling interest	945	1,706

Income (Loss) before income taxes	(63,929)	(81,010)

Provision for income taxes	-	-

Net Income (Loss)	$(63,929)	(81,010)

Net Income (Loss) per common share-basic and fully diluted	$(0.0002)	(0.0003)

Weighted average common shares outstanding-basic and diluted	282,205,207	239,097,352

DM Products, Inc. And Subsidiaries
Consolidated Statements of Shareholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid In Capital	Non- Controlling Interest	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2011	282,720,684	$282,721	$632,963	$272,306	$(1,356,080)	$(168,090)

Shares surrendered per settlement and release agreement	(14,863,337)	$(14,864)	$14,864			$-

Shares issued per settlement and release agreement	5,481,664	$5,482	$(5,482)			$-

Net income (loss) for the period ended March 31, 2012	-	-	-	945	(63,929)	(62,984)
					-
Balance, March 31, 2012	273,339,011	$273,339	$642,345	$273,251	$(1,420,009)	$(231,074)

DM Products, Inc. And Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the 3 months ended	For the 3 months ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities
Net Loss	$(62,984)	(79,304)

Adjustment to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	75	100
Share-based compensation	-	-
Changes in operating assets and liabilities:
Royalties receivable	9,428	31,272
Prepaid Expenses	4,445	3,340
Accounts payable	8,883	11,591
Accrued Expenses	30,000	30,000
Net cash provided (used) by operating activities	(10,153)	(3,001)

Cash flows from financing activities
Net increase in credit card balances	-	1,172
Net cash provided by financing activities	-	1,172

Net increase (decrease) in cash	(10,153)	(1,829)

Cash at beginning of period	26,089	2,714
Cash at end of period	$15,936	885

Supplemental disclosure of cash flow information:
Interest paid	$636	344
Taxes paid	$3,300	2,400

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

On December 27, 2011 the Company dissolved Aliano, Inc., dba Aliano Westlake Village since the corporation has been unsuccessful  in raising sufficient capital to commence operations. As a result of this dissolution the intercompany loan between the Company and Aliano, Inc. were written off in the respective books with no effect in the consolidated balance sheet and in the consolidated statement of operations.

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

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less are considered to be cash equivalents.  At March 31, 2012 and December 31, 2011, the Company had cash balances of $15,936 and $26,089, respectively.

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax, assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2012, there have been no interest or penalties incurred on income taxes.

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

Revenue Recognition

The Company records revenue in accordance with ASC Topic 605 - Revenue Recognition. During the year ended March 31, 2012 revenues came from royalties from the contract Banjo Minnow the fishing lure with TriStar Products, Inc. Revenues derived from the Company license sales are recognized when (1) there is evidence of an arrangement, (2) collection of our fee is considered probable, and (3) the fee is fixed and determinable.

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

Advertising Policy

The Company recognizes advertising expense as incurred. The advertising expense for the period ended March 31, 2012 and March 31, 2011 are $0 and $0 respectively.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2012.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In 2011, 19,999,999 common shares were issued at the fair market value of $0.0015 per share totaling to $30,000. There was no stock-based compensation granted during the period ended March 31, 2012.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to operating expense and additional paid-in capital over the period during which services are rendered. In 2011, 22,783,333 common shares were issued at the fair market value of $0.0015 per share totaling to $34,175. There was no stock-based compensation issued to non-employees during the period ended March 31, 2012.

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

Depreciation expenses totaled $75 and $100 for the the period ended March 31, 2012 and March 31, 2011, respectively.

Note 3: Prepaid Expenses

Prepaid expenses consisted of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Prepaid insurance	$ 6,211	$ 10,656

Total Prepaid Expenses	$ 6,211	$ 10,656

Note 4: Non-Controlling Interest

The Company has owned 75% of Direct Success LLC 3 (LLC 3) since 2002. The assets and liabilities of Direct Success LLC 3 have been included in these consolidated financial statements. The 25% of LLC 3 not owned by the Company has been presented as a non-controlling interest in these financial statements.

Note 5: Accrued Expenses

Accrued expenses consisted of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Accrued Wages	$ 195,653	$ 165,653
Accrued directors' fees	$ 8,000	$ 8,000
Total Prepaid Expenses	$ 203,653	$ 173,653

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

The accrued wages owed under the employment agreement as of March 31, 2012 and December 31, 2011, respectively, were $195,653 and $165,653.

Salary expense to the related party was $30,000 and $30,000 for the period ended March 31, 2012 and March 31, 2011, respectively.

The Board of Directors passed a resolution on October 15, 2011 to compensate Directors, Secretary, Treasurer, CEO, President and Board Chairman by issuing common stock annually. This policy is retroactive with an effective date of January 1, 2010. Per the policy the Company owed Kurtis Cockrum who is a Director, CEO, President and Board Chairman $6,000 worth of common stock, James Clarke who is a Director, Secretary and Treasurer $2,000 worth of common stock as of December 31, 2011. This amount has been recorded  as director fees at December 31, 2011.

Note 6: Related Party Transactions

The Company has entered into  a consulting contract with Michael DeBenon, Esq., a stockholder of the Company, for $6,000 per month on a month to month basis for general counsel. Legal expenses to the related party were $0 and $18,000 for the periods ended March 31, 2012 and March 31, 2011, respectively.

Note 7: Common Stock

The Company has 430,000,000 shares of capital stock, consisting of 400,000,000 shares of $0.001 par value common stock,  and 30,000,000 shares of $0.001 par value preferred stock. The Company had 273,339,011 shares of common stock issued and outstanding as of March 31, 2012 and 239,937,352 shares issued and outstanding as of March 31, 2011.

On March 26, 2012, 3,390,834 shares of $0.001 par value common stock owned by Celecia Family Trust were surrendered per a Settlement and Release Agreement.

On March 26, 2012, 3,390,834 shares of $0.001 par value common stock owned by Koontz Family Trust were surrendered per a Settlement and Release Agreement.

On March 26, 2012, 8,081,669 shares of $0.001 par value common stock owned by K & B Kerry Living Trust were surrendered per a Settlement and Release Agreement.

On March 26, 2012, 5,481,664 shares of $0.001 par value common stock were issued to Tony L. Kerry and Erika D. Kerry Revocable Trust per a Settlement and Release Agreement.

Note 8: Commitments and Contingencies

The CEO and employees of the Company work from their homes. The fair market value of rents contributed by the related parties are estimated to be $50.00 per month, which is immaterial to the Company's financial statements, and has not been recorded on the Company's books.

Note 9: Income Taxes

As of March 31, 2012, the Company had net operating loss carry forwards of approximately $1,420,009 that may be available to reduce future years’ taxable income through 2030. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following:

	March 31,	March 31,
	2012	2011
Federal income tax attributable to:
Current Operations	$ 21,736	$ 27,543
Less: valuation allowance	$ (21,736)	$ (27,543)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31,	December 31,
	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$ 482,803	$ 461,067
Less: valuation allowance	$ (482,803)	$ (461,067)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,420,009 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, the net operating loss carry forwards may be limited as to use in future years.

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

Note 11: Subsequent Events

On April 11, 2012, the Board of Directors entered into a resolution for the formation of a wholly owned subsidiary, ELK Films, Inc., a California corporation.  Articles of Incorporation were filed with the California Secretary of State on April 12, 2012.  The subsidiary has been established to become a film distribution and production company in the motion picture industry.  DM Products is currently in negotiations with experienced management personnel who have long standing relationships in theatrical placement and Print & Advertising.  The Company is also negotiating for the distribution rights to a fully produced family oriented comedy.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2012 to the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements other than those events described above.

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

Plan of Operation

Since its acquisition of Direct Success, Inc. in July, 2005, we have focused primarily on the manufacturing, marketing, sale, and distribution of the Banjo Minnow Fishing Lure System (“Banjo Minnow”), via a direct marketing campaign, primarily promoted through the production and airing of a thirty minute infomercial.  The exclusive rights to the Banjo Minnow were acquired through a Manufacturing, Marketing and Distribution Agreement entered into between Direct Success, LLC#3 and Banjo Buddies, Inc., dated October 10, 2003 (prior to the company’s acquisition of Direct Success, Inc

Direct Success, Inc., on or about August 16, 2003, entered into a joint venture with Buena Vista Infomercials, Inc. and formed Direct Success, LLC #3 (a Delaware Limited Liability Company) for the purpose of acquiring the exclusive manufacturing and distribution rights to the Banjo Minnow.   Direct Success, LLC #3 is 75% owned by Direct Success, Inc, while the remaining 25% is owned by Buena Vista Infomercials, Inc.

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

Our rights under the Manufacturing, Marketing and Distribution Agreement terminate on June 1, 2012.  However, we expect to receive royalty payments from Tristar for several months following the contract’s termination.

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

Motion Picture Production and Distribution Division

On April 11, 2012, the Board of Directors of DM Products, Inc. (“DMP”) entered into a resolution for the formation of a wholly owned subsidiary corporation, ELK Films, Inc. (“ELK”), a California corporation. Articles of Incorporation were filed with the California Secretary of State on April 12, 2012. The subsidiary has been established to become a film distribution and production company in the motion picture industry. DM Products is currently in negotiations with experienced management personnel who have long standing relationships in theatrical placement and Print & Advertising.

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

Results of Operations for the three months ended March 31, 2012

Our revenue was $6,547 for the three months ended March 31, 2012, a decrease of $1,506 for the same period ended March 31, 2011.   For all periods mentioned above, our revenues were solely based on royalty payments, thus, our cost of goods sold during this period was zero. Pursuant to an arbitration settlement, the contractual term of our rights concerning the Banjo Minnow will continue through June 30, 2012.

Revenues during the first quarter of our fiscal year are traditionally low due to the seasonality of the fishing industry.  Since our sole source of revenue, at this time, is based on sales of the Banjo Minnow Fishing Lure, management is not surprised with the amount received.  It has been the company’s experience that revenues increase during the second and third quarters of each fiscal year.

We have incurred an operating loss in the amount of $62,984 and net loss in the amount of $63,929 for the three months ended March 31, 2012 as compared to an operating loss $79,304 and net loss in the amount of $81,010 for the same period ended March 31, 2011.

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

Liquidity and Capital Resources

As of March 31, 2012, we had total assets in the amount of $28,554, consisting of $15,936 in cash, $6,407 in Tristar Receivables, and $6,211 in Prepaid Expenses.  Our current liabilities as of March 31, 2012 were $260,281.  We had a working capital deficit of $(231,727) as of March 31, 2012.

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

We also expect to launch our film distribution and production division (ELK Films, Inc.) once sufficient capital is acquired for this purpose.    The expected short term cost associated with developing this line of business is roughly $ 100,000.  This money will be used to pay our management team, consultants, and to secure immediate distribution rights to targeted and completed films.

As of March 31, 2012, our cash reserves were $15,936 and we do have a line of credit which enables us to access $45,000.   If we need to and cannot raise additional capital, we would be forced to discontinue operations.

Off Balance Sheet Arrangements

As of March 31, 2012, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Kurtis Cockrum.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the period ended March 31, 2012.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

N/A

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

DM Products, Inc.

Date:	May 15, 2012

By: /s/ Kurtis Cockrum Kurtis Cockrum Title: Chief Executive Officer and Director