Form 10-Q
period 2012-06-30
DM Products, Inc.
filed 2012-08-08
CIK 1485029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 273,339,011 common shares as of June 30, 2012.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (unaudited) ;
F-2	Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity as of June 30, 2012 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

DM Products, Inc. And Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	1,036	26,089
Royalties Receivable	20,363	15,835
Receivable - Other	-	-
Prepaid Expense	1,766	10,656
Total Current Assets	23,165	52,580

Property and Equipment - net	578	728
TOTAL ASSETS	23,743	53,308

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	62,621	45,321
Accrued Expenses	233,653	173,653
Sales Tax Payable	2,424	2,424
Total Current Liabilities	298,698	221,398

Total Liabilities	298,698	221,398

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, 273,339,011 shares issued and outstanding (282,720,684 - 2011)	273,339	282,721
Additional Paid In Capital	642,345	632,963
Accumulated Deficit	(1,472,067)	(1,356,080)
Total DM Products, Inc. Stockholders' Equity (Deficit)	(556,383)	(440,396)
Non-Controlling Interest	281,428	272,306
Total Stockholders' Equity (Deficit)	(274,955)	(168,090)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	23,743	53,308

DM Products, Inc. And Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the 3 months ended	For the 3 months ended	For the 6 months ended	For the 6 months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues
Royalty income	33,393	44,405	39,940	52,458
Total revenues	33,393	44,405	39,940	52,458

Operating expenses
Professional Fees	5,514	14,396	12,601	39,237
Salary & Wages	30,000	31,500	60,500	65,663
Consulting	7,500	125	12,500	9,229
General & Administrative expenses	34,260	15,209	61,204	34,457
Total operating expense	77,274	61,230	146,805	148,586

Income (Loss) from operations and before non-controlling Interest	(43,881)	(16,825)	(106,865)	(96,129)

Less: Income Attributable to non-controlling interest	8,177	10,412	9,122	12,119

Income (Loss) before income taxes	(52,058)	(27,237)	(115,987)	(108,247)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(52,058)	(27,237)	(115,987)	(108,247)

Net Income (Loss) per common share-basic and fully diluted	$(0.0002)	(0.0001)	$(0.0004)	(0.0005)

Weighted average common shares outstanding-basic and diluted	277,772,109	239,937,352	277,772,109	239,937,352

DM Products, Inc. And Subsidiaries
Consolidated Statements of Shareholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid In Capital	Non-Controlling Interest	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2011	282,720,684	$282,721	$632,963	$272,306	$(1,356,080)	$(168,090)

Shares surrendered per settlement and release agreement	(14,863,337)	$(14,864)	$14,864			$-

Shares issued per settlement and release agreement	5,481,664	$5,482	$(5,482)			$-

Net income (loss) for the period ended June 30, 2012	-	-	-	9,122	(115,987)	(106,865)

Balance, June 30, 2012	273,339,011	$273,339	$642,345	$281,428	$(1,472,067)	$(274,955)

DM Products, Inc. And Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the 6 months ended	For the 6 months ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities
Net Loss	$(106,865)	(96,128)
Adjustment to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	150	200
Share-based compensation	-	-
Changes in operating assets and liabilities:
Royalties receivable	(4,528)	3,655
Prepaid Expenses	8,890	8,890
Accounts payable	17,300	15,594
Accrued Expenses	60,000	60,000
Net cash provided (used) by operating activities	(25,053)	(7,789)

Cash flows from financing activities
Net increase in credit card balances	-	6,187
Loan From Shareholder	-	2,875
Net cash provided by financing activities	-	9,062

Net increase (decrease) in cash	(25,053)	1,273

Cash at beginning of period	26,089	2,714
Cash at end of period	$1,036	3,987

Supplemental disclosure of cash flow information:
Interest paid	$734	581
Taxes paid	$3,550	5,250

Note 1: Summary of Significant Accounting Policies

Nature of Operations

DM Products, Inc.(the Company) was incorporated on March 1, 2001 as Effective Sport Nutrition Corporation. Subsequently, on April 11, 2005, the Company changed its name to Midwest E.S.W.T Corp and on December 14, 2005, it changed its name again to DM Products, Inc.

On July 18, 2005, the Company acquired Direct Success, Inc. a California Corporation in exchange for 70% of the Company's Common Stock, making Direct Success, Inc. a wholly owned subsidiary of the Company. Midwest E.S.W.T agreed that a total of 114,851,043 shares of Restricted Common Stock were to be issued to shareholders of Direct Success, Inc.

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

On April 11, 2012, Articles of Incorporation were filed with the California Secretary of State for the creation of a new division, ELK Films, Inc. This division has been established for both film production and distribution.

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

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less are considered to be cash equivalents.  At June 30, 2012 and December 31, 2011, the Company had cash balances of $1,036 and $26,089, respectively.

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax, assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2012, there have been no interest or penalties incurred on income taxes.

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

Revenue Recognition

The Company records revenue in accordance with ASC Topic 605 - Revenue Recognition. During the year ended June 30, 2012 revenues came from royalties from the contract Banjo Minnow the fishing lure with TriStar Products, Inc. Revenues derived from the Company license sales are recognized when (1) there is evidence of an arrangement, (2) collection of our fee is considered probable, and (3) the fee is fixed and determinable.

Direct Success entered into a manufacturing, marketing and distribution agreement with Banjo Buddies, who is the inventor of Banjo Minnow, a fishing lure which Direct Success LLC 3 had a license agreement to market the product since Oct 2002. The Company entered into a modification of said agreement in April 2005. On September 30, 2011 the Company exercised their option to extend the Banjo Minnow agreement until June 30, 2012. On or about May 11, 2005,  Direct Success LLC 3, subcontracted the manufacturing and distribution rights to TriStar Products, Inc.  In March 2007, Direct Success granted back to Banjo, the right to license and privilege for internet sales and small parts sale of the product. Under the agreement, Banjo will pay Direct Success 4% royalty on all gross sales of product. As of date of settlement, effective January 1, 2010, Direct Success no longer receives the 4% royalty for internet and part sales from Banjo Buddies. The revenues are strictly based on the contractual obligation contained in the agreement with Tristar Products, Inc., which are the royalties received from the sales of the Banjo Minnow. These royalty arrangements with Tristar provide the Company with a flat $4.00 (for unit sales under $18) and $5.00 (for unit sales over $18), per unit sold domestically, and $2.50 per unit sold internationally. The present retail price for the Banjo Minnow is $19.95.

Concentration of Risk

The Company is earning (over 90%) the majority of the royalty income from Tristar Products, Inc. Since the Company is depending on Tristar Products, Inc., the inability of Tristar to perform in the future may have a material adverse effect on the Company’s financial condition.

Advertising Policy

The Company recognizes advertising expense as incurred. The advertising expense for the period ended June 30, 2012 and June 30, 2011 are $0 and $150 respectively.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2012.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In 2011, 19,999,999 common shares were issued at the fair market value of $0.0015 per share totaling to $30,000. There was no stock-based compensation granted during the period ended June 30, 2012.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to operating expense and additional paid-in capital over the period during which services are rendered. In 2011, 22,783,333 common shares were issued at the fair market value of $0.0015 per share totaling to $34,175. There was no stock-based compensation issued to non-employees during the period ended June 30, 2012.

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

Depreciation expenses totaled $150 and $200 for the the period ended June 30, 2012 and  June 30, 2011, respectively.

Note 3: Prepaid Expenses

Prepaid expenses consisted of the following at June 30, 2012 and December 31, 2011:
	2012	2011
Prepaid insurance	$1,766	$10,656

Total Prepaid Expenses	$1,766	$10,656

Note 4: Non-Controlling Interest

The Company has owned 75% of Direct Success LLC 3 (LLC 3) since 2002. The assets and liabilities of Direct Success LLC 3 have been included in these consolidated financial statements. The 25% of LLC 3 not owned by the Company has been presented as a non-controlling interest in these financial statements.

Note 5: Accrued Expenses

Accrued expenses consisted of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Accrued Wages	$225,653	$165,653
Accrued directors' fees	$8,000	$8,000
Total Prepaid Expenses	$233,653	$173,653

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

The accrued wages owed under the employment agreement as of June 30, 2012 and December 31, 2011, respectively, were $225,653 and $165,653.

Salary expense to the related party was $60,000 and $60,000 for the period ended June 30, 2012 and June 30, 2011, respectively.

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

Note 6: Related Party Transactions

The Company has entered into  a consulting contract with Michael DeBenon, Esq., a stockholder of the Company, for $6,000 per month on a month to month basis for general counsel. Legal expenses to the related party were $0 and $18,000 for the periods ended June 30, 2012 and June 30, 2011, respectively.

Note 7: Common Stock

The Company has 430,000,000 shares of capital stock, consisting of 400,000,000 shares of $0.001 par value common stock,  and 30,000,000 shares of $0.001 par value preferred stock. The Company had 273,339,011 shares of common stock issued and outstanding as of June 30, 2012 and 239,937,352 shares issued and outstanding as of June 30, 2011.

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

Note 9: Income Taxes

As of June 30, 2012, the Company had net operating loss carry forwards of approximately $1,472,067 that may be available to reduce future years’ taxable income through 2030. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following:

	June 30, 2012	June 30, 2011
Federal income tax attributable to:
Current Operations	$39,436	$36,804
Less: valuation allowance	$(39,436)	$(36,804)
Net provision for Federal income taxes	~	~

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2012	December 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$500,503	$461,067
Less: valuation allowance	$(500,503)	$(461,067)
Net deferred tax asset	~	~

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,472,067 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, the net operating loss carry forwards may be limited as to use in future years.

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

Note 11: Subsequent Events

Effective June 30, 2012 the Exclusive Rights Agreement to market and sell the Banjo Minnow Fishing Lure kit with Banjo Buddies has expired.  At this time, this agreement will not be extended or renewed.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2012 to the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements other than those events described above.

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

Our rights under the Manufacturing, Marketing and Distribution Agreement terminated on June 1, 2012.  However, we expect to receive royalty payments from Tristar for several months following the contract’s termination.

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
Our pursuit of this line of business is, however, conditioned upon our ability to raise capital to fund this new line of business.

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

Results of Operations for the three months ended June 30, 2012

Our revenue was $33,393 for the three months ended June 30, 2012, a decrease of $11,012 for the same period ended June 30, 2011.   For all periods mentioned above, our revenues were solely based on royalty payments, thus, our cost of goods sold during this period was zero. The contractual term of our rights concerning the Banjo Minnow terminated on June 1, 2012.  However, we anticipate received royalty payments for the next several months.

Revenues during the first quarter of our fiscal year are traditionally low due to the seasonality of the fishing industry.  Since our sole source of revenue, at this time, is based on sales of the Banjo Minnow Fishing Lure, management is not surprised with the amount received.  It has been the company’s experience that revenues increase during the second and third quarters of each fiscal year.

We have incurred an operating loss in the amount of $43,881 and net loss in the amount of $52,059 for the three months ended June 30, 2012 as compared to an operating loss $16,825 and net loss in the amount of $27,237 for the same period ended June 30, 2011.

Factors contributing to the increased expenses during this same period were primarily the resultof our forming ELK Films and our due diligence in investigating the possibilities of this motion picture production and distribution division.

Liquidity and Capital Resources

As of June 30, 2012, we had total assets in the amount of $18,122, consisting of $1,036 in cash, $14,742 in Tristar Receivables, and $1,766 in Prepaid Expenses.  Our current liabilities as of June 30, 2012 were $298,698.  We had a working capital deficit of $(280,576) as of June 30, 2012.

Our current monthly fixed expenses (“Burn Rate”) are approximately $30,000.  Since the termination of our rights concerning the Banjo Minnow, and the cessation of royalties, we will shortly be faced with depletion of funds should we not manage to raise additional capital or put in place new revenue streams.
We expect to launch our film distribution and production division (ELK Films, Inc.) once sufficient capital is acquired for this purpose.    The expected short term cost associated with developing this line of business is roughly $ 100,000.  This money will be used to pay our management team, consultants, and to secure immediate distribution rights to targeted and completed films.

As of June 30, 2012, our cash reserves were $1,036 and we do have a line of credit which enables us to access $45,000.   If we need to and cannot raise additional capital, we would be forced to discontinue operations.

Off Balance Sheet Arrangements

As of June 30, 2012, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Kurtis Cockrum.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2012.

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

There were no sales of equity securities during the period ended June 30, 2012.

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

DM Products, Inc.

Date:	August 8, 2012

By: /s/ Kurtis Cockrum Kurtis Cockrum Title: Chief Executive Officer and Director