Form 10-Q
period 2012-09-30
DM Products, Inc.
filed 2012-11-14
CIK 1485029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 273,339,011 common shares as of November 5, 2012.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (unaudited) ;
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity as of September 30, 2012 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

DM Products, Inc. And Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$17,362	$26,089
Royalties Receivable	10,826	15,835
Prepaid Expense	0	10,656
Total Current Assets	28,188	52,580

Property and Equipment - net	503	728
TOTAL ASSETS	$28,691	$53,308

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$52,070	$45,321
Accrued Expenses	263,653	173,653
Sales Tax Payable	2,424	2,424
Total Current Liabilities	318,147	221,398

Total Liabilities	$318,147	$221,398

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, 273,339,011 shares issued and outstanding (282,720,684 - 2011)	273,339	282,721
Additional Paid In Capital	642,345	632,963
Accumulated Deficit	(1,496,052)	(1,356,080)
Total DM Products, Inc. Stockholders' Equity (Deficit)	(580,368)	(440,396)
Non-Controlling Interest	290,912	272,306
Total Stockholders' Equity (Deficit)	(289,456)	(168,090)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$28,691	$53,308

See accompanying notes to financial statements.

DM Products, Inc. And Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the 3 months ended	For the 3 months ended	For the 9 months ended	For the 9 months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues
Royalty income	$39,928	$113,087	$79,868	$165,545
Total revenues	39,928	113,087	79,868	165,545

Operating expenses
Professional Fees	6,480	10,419	19,081	49,656
Salary & Wages	30,000	32,000	90,500	97,663
Consulting	268	10,298	12,768	19,527
General & Administrative expenses	28,138	15,002	78,885	49,460
Total operating expense	64,886	67,719	201,234	216,306

Income (Loss) from operations and before non-controlling Interest	(24,958)	45,368	(121,366)	(50,761)

Less: Income Attributable to non-controlling interest	9,484	27,782	18,606	39,901

Income (Loss) before income taxes	(34,442)	17,586	(139,972)	(90,662)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(34,442)	$17,586	$(139,972)	$(90,662)

Net Income (Loss) per common share-basic and fully diluted	$(0.0001)	$0.0001	$(0.0005)	$(0.0004)

Weighted average common shares outstanding-basic and diluted	276,283,624	239,937,352	276,283,624	239,937,352

See accompanying notes to financial statements.

DM Products, Inc. And Subsidiaries
Consolidated Statements of Shareholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid In Capital	Non-Controlling Interest	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2011	282,720,684	$282,721	$632,963	$272,306	$(1,356,080)	$(168,090)

Shares surrendered per settlement and release agreement	(14,863,337)	(14,864)	14,864			-

Shares issued per settlement and release agreement	5,481,664	5,482	(5,482)			-

Net income (loss) for the period ended September 30, 2012	-	-	-	18,606	(139,972)	(121,366)
					-
Balance, September 30, 2012	273,339,011	$273,339	$642,345	$290,912	$(1,496,052)	$(289,456)

See accompanying notes to financial statements.

DM Products, Inc. And Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the 9 months ended	For the 9 months ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities
Net Loss	$(121,366)	$(50,760)
Adjustment to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	225	300
Changes in operating assets and liabilities:
Royalties receivable	5,009	(37,706)
Employee Advances	-	5,000
Prepaid Expenses	10,656	(4,445)
Accounts payable	6,749	10,378
Accrued Expenses	90,000	90,000
Net cash provided (used) by operating activities	(8,727)	12,767

Cash flows from financing activities
Net decrease in credit card balances	-	(7,632)
Net cash (used) by financing activities	-	(7,632)

Net increase (decrease) in cash	(8,727)	5,135

Cash at beginning of period	26,089	2,714
Cash at end of period	$17,362	$7,849

Supplemental disclosure of cash flow information:
Interest paid	$734	$776
Taxes paid	$3,550	$5,250

See accompanying notes to financial statements.

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

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less are considered to be cash equivalents.  At September 30, 2012 and December 31, 2011, the Company had cash balances of $17,362 and $26,089, respectively.

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax, assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2012, there have been no interest or penalties incurred on income taxes.

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

Revenue Recognition

The Company records revenue in accordance with ASC Topic 605 - Revenue Recognition. During the period  ended September  30, 2012  revenues came from royalties from the contract Banjo Minnow the fishing lure with TriStar Products, Inc. Revenues derived from the Company license sales are recognized when (1) there is evidence of an arrangement, (2) collection of our fee is considered probable, and (3) the fee is fixed and determinable.

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

Advertising Policy

The Company recognizes advertising expense as incurred. The advertising expense for the three and nine month periods ended September 30, 2012 and September 30, 2011 are $0 and $150 respectively.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2012.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In 2011, 19,999,999 common shares were issued at the fair market value of $0.0015 per share totaling to $30,000. There was no stock-based compensation granted during the period ended September 30, 2012.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to operating expense and additional paid-in capital over the period during which services are rendered. In 2011, 22,783,333 common shares were issued at the fair market value of $0.0015 per share totaling to $34,175. There was no stock-based compensation issued to non-employees during the period ended September 30, 2012.

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

Depreciation expenses totaled $225 and $300 for the nine month periods ended September 30, 2012 and  September 30, 2011, respectively.

Note 3: Prepaid Expenses

Prepaid expenses consisted of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Prepaid insurance	$0	$10,656

Total Prepaid Expenses	$0	$10,656

 Note 4: Non-Controlling Interest

The Company has owned 75% of Direct Success LLC 3 (LLC 3) since 2002. The assets and liabilities of Direct Success LLC 3 have been included in these consolidated financial statements. The 25% of LLC 3 not owned by the Company has been presented as a non-controlling interest in these financial statements.

Note 5: Accrued Expenses

Accrued expenses consisted of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Accrued Wages	$255,653	$165,653
Accrued Directors' Fees	$8,000	$8,000
Total Prepaid Expenses	$263,653	$173,653

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

The accrued wages owed under the employment agreement as of September 30, 2012 and December 31, 2011, respectively, were $255,653 and $165,653.

Salary expense to the related party was $90,000 and $90,000 for the nine months ended September 30, 2012 and September 30, 2011, respectively.

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

Note 6: Related Party Transactions

The Company has entered into  a consulting contract with Michael DeBenon, Esq., a stockholder of the Company, for $6,000 per month on a month to month basis for general counsel. Legal expenses to the related party were $0 and $18,000 for the nine months ended September 30, 2012 and September 30, 2011, respectively.

Note 7: Common Stock

The Company has 430,000,000 shares of capital stock, consisting of 400,000,000 shares of $0.001 par value common stock,  and 30,000,000 shares of $0.001 par value preferred stock. The Company had 273,339,011 shares of common stock issued and outstanding as of September 30, 2012 and 239,937,352 shares issued and outstanding as of September 30, 2011.

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

Note 9: Income Taxes

As of September 30, 2012, the Company had net operating loss carry forwards of approximately $1,472,067 that may be available to reduce future years’ taxable income through 2032. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following for the nine months ended:

	September 30, 2012	September 30, 2011
Federal income tax benefit attributable to:
Current Operations	$41,264	$17,258
Less: valuation allowance	$(41,264)	$(17,258)
Net provision for Federal income taxes	~	~

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2012	December 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$502,331	$461,067
Less: valuation allowance	$(502,331)	$(461,067)
Net deferred tax asset	~	~

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

Note 11: Subsequent Events

There are no subsequent events to report.

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

Our rights under the Manufacturing, Marketing and Distribution Agreement terminated on June 30, 2012.  However, we expect to receive royalty payments from Tristar for several months following the contract’s termination.

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

Results of Operations for the three and nine months ended September 30, 2012

Our revenue was $39,928 for the three months ended September 30, 2012, a decrease of $73,159 for the same period ended September 30, 2011, respectively. Our revenue was $ 79,868 and for the nine month periods ended September 30, 2012, a decrease of $85,677 for the same period ended  September 30, 2011, respectively.

For all periods mentioned above, our revenues were solely based on royalty payments, thus, our cost of goods sold during this period was zero. The contractual term of our rights concerning the Banjo Minnow terminated on June 30, 2012.  However, we anticipate receiving royalty payments for the next several months.

Revenues during the first quarter of our fiscal year are traditionally low due to the seasonality of the fishing industry.  Since our sole source of revenue, at this time, is based on sales of the Banjo Minnow Fishing Lure, management is not surprised with the amount received.  It has been the company’s experience that revenues increase during the second and third quarters of each fiscal year.

We have incurred an operating loss in the amount of $24,958 and net loss in the amount of $34,442 for the three months ended September 30, 2012 as compared to an operating profit of $45,368 and net profit in the amount of $17,586 for the nine month period ended September 30, 2012 and September 30, 2011, respectively.

Factors contributing to the increased expenses during this same period were primarily the result of our forming ELK Films and our due diligence in investigating the possibilities of this motion picture production and distribution division.

Liquidity and Capital Resources

As of September 30, 2012, we had total current assets in the amount of $28,188, consisting of $17,362 in cash, $10,826 in Tristar Receivables, and $0.00 in Prepaid Expenses.  Our current liabilities as of September 30, 2012 were $318,147.  We had a working capital deficit of $(289,959) as of September 30, 2012.

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

As of September 30, 2012, our cash reserves were $17,362 and we do have a line of credit which enables us to access $45,000.   If we need to and cannot raise additional capital, we would be forced to discontinue operations.

Off Balance Sheet Arrangements

As of September 30, 2012, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Kurtis Cockrum.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2012.

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

There were no sales of equity securities during the period ended September 30, 2012.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

None

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

DM Products, Inc.

Date:	November 14, 2012

By: /s/ Kurtis Cockrum Kurtis Cockrum Title: Chief Executive Officer and Director