Form 10-K
period 2012-12-31
DM Products, Inc.
filed 2013-03-20
CIK 1485029

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter. $273,339.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  273,339,011 as of March 20, 2013.

PART I

Item 1.   Business

Company Overview

DM Products is in the business of locating inventive products and introducing these products through a Direct Response Model, a form of marketing that allows potential consumers direct access to the seller without the necessity of traditional retail.  Our primary focus is on infomercials (long-form television commercials, typically five minute or longer).  Infomercials are a form of Direct Response Television, or DRTV for short, which include any TV advertising that asks consumers to respond directly to the company, usually by either calling an 800 number or by visiting a website.  In the future, we intend to utilize other direct marketing channels, such as outbound sales via call centers, and direct mailing.  We also intend to increase our sales efforts in traditional retail markets.

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

Within the last five years, we have only marketed one product, a fishing lure product known as the Banjo Minnow Fishing Lure System (“Banjo Minnow”). We own 75% interest in a joint venture, known as Direct Success LLC #3, which held the exclusive rights to manufacture, use, distribute, sell, advertise, promote and otherwise exploit the Banjo Minnow until June 30, 2012.  The exclusive rights to the Banjo Minnow were obtained through a Manufacturing, Marketing and Distribution Agreement entered into between Direct Success LLC #3 and Banjo Buddies, the inventor and owner of the intellectual property rights of the Banjo Minnow, in October, 2003.  This Agreement, together with modifications made pursuant to an Arbitration settlement, required Direct Success, LLC#3 to pay Banjo Buddies a royalty in the amount 5% for the sale of all products through December 31, 2011, with DM Products maintaining an option to extend, and extended the licensing period for an additional six (6) months, through June 30, 2013.  Although the Company is still receiving residual income from sales made during the contract period and subsequently collected, revenues from this source will shortly terminate.

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

In the case of Banjo Minnow, our joint venture entity subcontracted all of the above-listed responsibilities to TriStar Products, Inc. Pursuant to the agreement with TriStar, they were responsible for infomercial production/revision, manufacture of product, procurement of media time, call center activity, fulfillment obligations, and customer service.   We received royalties from the sales of the Banjo Minnow that TriStar distributes in proportion to our holdings in Direct Success LLC #3. Our royalty arrangement with Tristar provided for $4.00 per unit sold domestically and $2.50 per unit sold internationally.  The present retail price for the Banjo Minnow is $19.95. In 2012, the royalties we received totaled $106,535.

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

Elk Films, Inc.

On April 11, 2012, the Board of Directors of DM Products, Inc. (“DMP”) entered into a resolution for the formation of a wholly owned subsidiary corporation, ELK Films, Inc. (“ELK”), a California corporation. Articles of Incorporation were filed with the California Secretary of State on April 12, 2012. The subsidiary was established to become a film distribution and production company in the motion picture industry.  The Company determined to discontinue the pursuit of Elk due in part to a contractual dispute with third party participants.  As such, the Board of Directors determined it to be in the best interest of the corporation to dissolve Elk Films, Inc.  Articles of Dissolution were file with the California Secretary of State in December of 2012.

Dyatlov Pass Productions, LLC

In December, 2012, the Company began negotiations with Magnum Real Estate Services, Inc., a Delaware corporation and Don Baker, an individual, for the formation of Dyatlov Pass Productions, LLC, a Nevada limited liability company.  It is the intent of the joint venture to raise capital sufficient to produce, promote and distribute a film based on screenplay written by Don Baker.  Pursuant to an agreement entered into subsequent to the filing period contained herein, DM Products, Inc. owns 33 1/3% of Dyatlov Pass Productions, LLC.  Although the limited liability company intends to fund the project through a private placement of membership interest, as of the date of this filing, no capital has been raised.

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

Employees

During 2012, Mr Cockrum did not receive compensation but his salary has accrued. We do not expect any material changes in the number of employees over the next twelve month period. However, we will be conducting most of our business through agreements with consultants and third parties.

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

Item 4.   Mine Safety Disclosures

None

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

	2011		2012
	High	Low	High	Low
First Quarter	.0064	.0031	.001	.0006
Second Quarter	.0044	.0011	.0034	.0007
Third Quarter	.0019	.0008	.0009	.0005
Fourth Quarter	.0027	.001	.002	.0006

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

Holders of Our Common Stock

As of December 31, 2012, we had 272,339,011 shares of our common stock issued and outstanding, held by two hundred ninety eight (298) shareholders of record.

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

Recent Sales of Unregistered Securities

During the Calendar year of 2012, there were no sales of unregistered securities.

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

Results of Operations for the Years Ended December 31, 2012 and 2011

Liquidity and Capital Resources

As of December 31, 2012, we had total assets in the amount of $36,731, consisting of $34,762 in cash, $1,541 in Tristar Receivables, $0.00 in other receivables, $0.00 in Prepaid Expenses, and property and equipment of $428.  Our total current liabilities as of December 31, 2012 were $346,379.  We had working capital deficit of ($309,648) as of December 31, 2012.

Our current monthly fixed expenses (“Burn Rate”) are approximately $15,000.  Since the termination of our distribution contract with Tristar, the Company has no current source of revenue and needs to raise additional capital in order to sustain operations.

As of December 31, 2012, our cash reserves were $ 34,762 and we do have a line of credit which enables us to access $45,000.  As of December 31, 2012, the balance on this line of credit was $0.00. If we need to and cannot raise additional capital, we would be forced to discontinue operations.

Infomercials are our sole source of revenue. Our revenue was $200,986 for the year ended December 31, 2011 and $106,535 for the year ended December 31, 2012.  Revenue was down from the year ended December 2011 in 2012 due to the expiring Banjo Minnow agreement on June 30, 2012.  Some residual revenue was received during the sell off period of inventory until year end 2012.  Due to the agreement expiration, there is no further anticipated revenue expected in 2013 from the Banjo Minnow sales.

Off Balance Sheet Arrangements

As of December 31, 2012, there were no off balance sheet arrangements.

Going Concern

Our independent auditor’s report expresses substantial doubt about our ability to continue as a going concern.  Management shares such concern in the event the company is unable to attract and obtain additional products and successfully implement our business plan, including increased revenues and additional funding.   We have operated with limited operating capital and we will continue to face immediate and substantial cash needs.  We did not obtain a profit during fiscal year 2012 and there is no assurance that we will show a net profit in 2013.   We need to obtain additional funding to  implement our business plan and continue as a going concern.

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

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of December 31, 2012 and 2011;
F-3	Statements of Operations for the years ended December 31, 2012 and 20101;
F-4	Statement of Stockholders’ Equity (Deficit) as of December 31, 2012;
F-5	Statements of Cash Flows for the years ended December 31, 2012 and 20101
F-6	Notes to Consolidated Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
DM Products, Inc.
Walnut Creek, California

We have audited the accompanying consolidated balance sheets of DM Products, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DM Products, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
March, 9, 2013

DM PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011

	December 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$34,762	$26,089
Royalties receivable	1,541	15,835
Prepaid expenses	-	10,656
Total Current Assets	36,303	52,580

Property and Equipment - net	428	728

TOTAL ASSETS	$36,731	$53,308

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable – related party	$50,302	$45,320
Accrued expenses – related party	293,653	173,653
Sales tax payable	2,424	2,424
Total Current Liabilities	346,379	221,397

Total Liabilities	346,379	221,397

Stockholders’ Deficit
Preferred Stock, $.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $.001 par value, 400,000,000 shares authorized, 273,339,011 shares issued and outstanding (282,720,684 – 2011)	273,339	282,721
Additional paid in capital	642,345	632,963
Accumulated deficit	(1,522,860)	(1,356,079)
Total DM Products, Inc. Stockholders’ Deficit	(607,176)	(440,395)
Non-controlling interest	297,528	272,306
Total Stockholders’ Deficit	(309,648)	(168,089)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$36,731	$53,308

See accompanying notes to consolidated financial statements.

DM PRODUCTS, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	For the year ended December 31, 2012	For the year ended December 31, 2011

REVENUES
Royalty income	$106,535	$200,986

OPERATING EXPENSES
Professional fees	21,542	60,774
Salaries and wages	120,500	129,663
Consulting	13,052	87,423
General and administrative	93,000	76,054
TOTAL OPERATING EXPENSES	248,094	353,914

INCOME (LOSS) FROM OPERATIONS AND BEFORE NON-CONTROLLING INTEREST	(141,559)	(152,928)

LESS: INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	25,222	48,740

LOSS BEFORE PROVISION FOR INCOME TAXES	(166,781)	(201,668)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(166,781)	$(201,668)

LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSANDING: BASIC AND DILUTED	274,756,169	245,042,831

See accompanying notes to consolidated financial statements.

DM PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
AS OF DECEMBER 31, 2012

	Common Stock		Additional Paid in	Non-Controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Deficit

Balance, December 31, 2010	239,937,352	$239,938	$611,571	$223,566	$(1,154,411)	$(79,336)

Shares issues to officers for services	19,999,999	20,000	10,000	-	-	30,000

Shares issued to independent consultants for services	16,733,333	16,733	8,367	-	-	25,100

Shares issued to board member for legal services	6,050,000	6,050	3,025	-	-	9,075

Net income (loss) for the year ended December 31, 2011	-	-	-	48,740	(201,668)	(152,928)

Balance, December 31, 2011	282,720,684	282,721	632,963	272,306	(1,356,079)	(168,089)

Shares surrendered per settlement and release agreement	(14,863,337)	(14,864)	14,864	-	-	-

Shares issued per settlement and release agreement previously cancelled	5,481,664	5,482	(5,482)	-	-	-

Net income (loss) for the year ended December 31, 2012	-	-	-	25,222	(166,781)	(141,559)

Balance, December 31, 2012	273,339,011	$273,339	$642,345	$297,528	$(1,522,860)	$(309,648)

See accompanying notes to consolidated financial statements.

DM PRODUCTS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	For the year ended December 31, 2012	For the year ended December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(141,559)	$(152,928)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	300	487
Share-based compensation	-	64,175
Changes in assets and liabilities:
Royalties receivable	14,294	23,413
Employee advances	-	5,000
Prepaid expenses	10,656	-
Accounts payable	4,982	(9,649)
Accrued expenses	120,000	128,000
Net Cash Provided by (Used in) Operating Activities	8,673	58,498

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in credit card balances	-	(35,123)
Net Cash Provided by (Used in) Financing Activities	-	(35,123)

Net increase in cash and cash equivalents	8,673	23,375

Cash and cash equivalents, beginning of period	26,089	2,714

Cash and cash equivalents, end of period	$34,762	$26,089

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$734	$971
Cash paid for income taxes	$3,342	$5,250

See accompanying notes to consolidated financial statements.

DM PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

On April 11, 2012, Articles of Incorporation were filed with the California Secretary of State for the creation of a new division, ELK Films, Inc. This division was established for both film production and distribution.

On December 14, 2012, the Company dissolved ELK Films, Inc. since the corporation has been unsuccessful in raising sufficient capital to commence operations. As a result of this dissolution, the intercompany loan between the Company and ELK Films, Inc. were written off in the respective books with no effect in the consolidated balance sheet and in the consolidated statement of operations.

Basis of Consolidation
The consolidated financial statements include the accounts of DM Products, Inc., Aliano, Inc., Direct Success, Inc. and the accounts of its 75% owned subsidiary Direct Success LLC 3. All material inter-company transactions have been eliminated.

DM PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 1: Summary of Significant Accounting Policies (Continued)

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting BasisThe Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents
All highly liquid investments with maturities of three months or less are considered to be cash equivalents.  At December 31, 2012 and 2011, the Company had cash balances of $34,762 and $26,089, respectively.

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

Revenue Recognition
The Company records revenue in accordance with ASC Topic 605 - Revenue Recognition. During the year ended December 31, 2012 revenues came from royalties from the contract Banjo Minnow the fishing lure with TriStar Products, Inc. Revenues derived from the Company license sales are recognized when (1) there is evidence of an arrangement, (2) collection of our fee is considered probable and (3) the fee is fixed and determinable.

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

DM PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 1: Summary of Significant Accounting Policies (Continued)

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2012, there have been no interest or penalties incurred on income taxes.

Advertising Policy
The Company recognizes advertising expense as incurred.  Advertising expense for the years ended December 31, 2012, and 2011 were $0 and $150, respectively.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2012.

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In 2011, 19,999,999 common shares were issued at a fair market value of $.0015 per share totaling to $30,000. There was no stock-based compensation granted during the year ended December 31, 2012.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to operating expense and additional paid-in capital over the period during which services are rendered. In 2011, 22,783,333 common shares were issued at a fair market value of $.0015 per share totaling to $34,175. There was no stock-based compensation issued to non-employees during the year ended December 31, 2012.

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

DM PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 2: Property and Equipment (Continued)

Depreciation expenses totaled $300 and $487 for the years ended December 31, 2012 and 2011, respectively.

Note 3:  Prepaid Expenses

Prepaid expenses consisted of the following at December 31:

	2012	2011
Prepaid insurance	$-	$10,656
Total prepaid expenses	$-	$10,656

Note 4: Non-Controlling Interest

The Company has owned 75% of Direct Success LLC 3 (LLC 3) since 2002. The assets and liabilities of Direct Success LLC 3 have been included in these consolidated financial statements. The 25% of LLC 3 not owned by the Company has been presented as a non-controlling interest in these financial statements.

Note 5: Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2012	2011
Accrued wages	$285,653	$165,653
Accrued directors’ fees	8,000	8,000
Total accrued expenses	$293,653	$173,653

Wages are accrued under an employee agreement entered into on the April 20, 2007 by and between the Company and Kurt Cockrum, who is the CEO, President, Board Chairman, and a Director. According to the agreement, the employee's starting salary is $6,000 per month during the first 90 days following execution of the agreement or after $500,000 in capital is raised. After such period of time, the employee's salary was increased to $10,000 per month. Should the company determine it in the best interest not to pay employee's entire monthly compensation, at any time, any such compensation shall be treated as deferred compensation and will accumulate on the books and be provided to the employee at the employee's sole discretion, taking into consideration the funds available and the best interest of the Company.

The accrued wages owed under the employment agreement as of December 31, 2012 and 2011, respectively, were $285,653 and $165,653.

Salary expense to the related party was $120,000 for the years ended December 31, 2012 and 2011.

The Board of Directors passed a resolution on October 15, 2011 to compensate Directors, Secretary, Treasurer, CEO, President, and Board Chairman by issuing common stock annually. The policy is retroactive with an effective date of January 1, 2010. Per the policy, the Company owed Kurtis Cockrum, who is the CEO, President, Board Chairman, and a Director, $6,000 worth of common stock, and James Clarke, who is a Director, Secretary, and Treasurer, $2,000 worth of common stock as of December 31, 2011. The amount has been recorded as accrued director fees at December 31, 2011. The entire balance of $8,000 is still outstanding as of December 31, 2012.

DM PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 6: Related Party Transactions

The Company entered into a consulting contract with Michael DeBenon, Esq., a stockholder of the Company, for $6,000 per month that was on a month to month basis for general counsel. Legal expenses to the related party were $0 and $27,075 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the Company owed the related party $24,000.

As discussed in Note 5, the Company entered into an employment agreement with Kurt Cockrum, the CEO, President, Board Chairman, and a Director, on April 20, 2007. Total salary expense was $120,000 for the years ended December 31, 2012 and 2011. Total accrued wages were $285,653 and $165,653 for the years ended December 31, 2012 and 2011, respectively.

Also discussed in Note 5, the Company owed Kurt Cockrum and James Clarke, who is the Secretary, Treasurer, and a Director, $6,000 and $2,000, respectively, worth of common stock as of December 31, 2012 and 2011.

Note 7: Capital Stock

The Company has 430,000,000 shares of capital stock authorized, consisting of 400,000,000 shares of $0.001 par value common stock, and 30,000,000 shares of $.001 par value preferred stock. The Company had 273,339,011 shares of common stock issued and outstanding as of December 31, 2012 and 282,720,684 shares issued and outstanding as of December 31, 2011.

In early 2012, a dispute arose between the Company and Script to Screen Products, M2 Marketing and Management Services, Inc., Tony Kerry, Dallas Celecia, Mick Koontz, Ken Kerry, and Barbara Kerry (collectively “STS”). The individuals are shareholders of DM Products, Inc. Tony Kerry, Dallas Celecia and Mick Koontz were former officers and/or directors of the Company. The dispute concerned a potential conflict of interest alleged by the Company, which allegations were, and are, fully denied by STS. On January 27, 2012, DM Products and its wholly-owned subsidiary Direct Success, Inc. entered into a Settlement and Release Agreement with STS in which these individuals agreed to surrender 50% of their current holdings of common stock of the Company in exchange for the Company providing STS with a full and final release of all claims. As a result of the aforementioned agreement, the following equity transactions occurred on January 27, 2012.

3,390,834 shares of $0.001 par value common stock owned by Celecia Family Trust were surrendered.

3,390,834 shares of $0.001 par value common stock owned by Koontz Family Trust were surrendered.

8,081,669 shares of $0.001 par value common stock owned by K & B Kerry Living Trust.

5,481,664 shares of $0.001 par value common stock were issued to Tony L. Kerry and Erika D. Kerry Revocable Trust due to the original total outstanding stock they owned being erroneously cancelled.

Note 8: Commitments and Contingencies

The CEO and employees of the Company work from their homes. The fair market value of rents contributed by the related parties is estimated to be $50.00 per month, which is immaterial to the Company's financial statements, and has not been recorded on the Company's books.

DM PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 9: Income Taxes

As of December 31, 2011, the Company had net operating loss carry forwards of approximately $1,522,860 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$56,705	$68,567
Less: valuation allowance	(56,705)	(68,567)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$517,772	$461,067
Less: valuation allowance	(517,772)	(461,067)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,522,860 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

Note 11: Subsequent Events

DM Products, Inc. acquired a 33.3% ownership in the newly created “Dyatlov Pass Productions, LLC”, a Nevada Limited Liability Company established on January 4, 2013 for the purpose of film production.

In accordance with ASC 855-140, the Company has analyzed its operations subsequent to December 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the event described above.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial  Disclosure

None.

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Kurtis Cockrum.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012 our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect such controls.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under Securities Exchange Act of 1934.  Under the supervision and with the participation of our principal executive and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Based on this evaluation under the COSO Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2012

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Kurtis L. Cockrum	61	President, Chairman of Board of Directors
James Clarke	66	Secretary, Treasurer, Board Member

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

Item 11.  Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended December 31, 2011 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kuris L. Cockrum, President (1)(2)	2012 2011	120,000 120,000	0 0	0 20,000	0 0	0 0	0 0	0 0	120,000 140,000
James R. Clarke(3) Secretary/Treasurer	2012 2011	500 6,000	0 0		0 0	0 0	0 0	0 0	500 6,000

(1)
The aggregate grant date fair value of the stock awards issued at $20,000 is computed in accordance with FASB ASC Topic 718.  The values attributable to the stock compensation were based on the existing sales of our common stock and the restrictions on re-sale at the time of issuance. Please refer to Note 1 of our audited financial statements for the years ended December 31, 2012 and 2011.

(2)
Mr. Cockrum didn’t not receive any salary compensation in 2012 due to lack of funds but did receive stock for service as a director. Compensation is being accrued and will be paid when funds are available.

(3)
The aggregate grant date fair value of the stock awards issued at $10,000 is computed in accordance with FASB ASC Topic 718.  The values attributable to the stock compensation were based on the existing sales of our common stock and the restrictions on re-sale at the time of issuance. Please refer to Note 1 of our audited financial statements for the years ended December 31, 2012 and 2011.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2012.

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

Employment Arrangement’s with Named Executive Officers

The company’s only employment contract is with its President, Kurt Cockrum. Such agreement was effective April 20, 2007 and continues unless and until terminated by either party pursuant to their rights under California law.  Compensation is $10,000 per month.  Due to lack of funds available in 2007 and 2008, a portion of Executive salaries were deferred from 2007, 2008 and 2010, 2011 until 2012.  Approximately $285,653 in salary is still owed from years 2007, 2008, 2010, 2011 and 2012.

DIRECTORS’ COMPENSATION TABLE

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kurtis L. Cockrum James R. Clarke	2012 2011 2012 2011	120,000 120,000 500 6,000	0 0 0 0	0 20,000 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	120,000 140,000 500 16,000

Director Compensation

Kurt Cockrum and James Clarke are the only director’s to have received any compensation for their services on the board of directors. In 2010, no shares of our common stock were issued to any of our directors for services performed. In 2011 shares we issued for compensation for services performed for both 2010 and 2011. In 2012, no shares of common stock have been issued to any of the board of directors for services performed. We have considered offering additional compensation to our directors should we see a growth in our revenues and net worth.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of December 31, 2012, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

	Common Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Ownership(1)
Kurtis L. Cockrum 1507 Elise Ct. Walnut Creek, CA 94596	62,333,333	22.8%
James Clarke 2031 B Via Mariposa East Laguna Woods, CA 92637	6,666,666	2.5%
All officer and directors	68,999,999	25.3%
5% SHARHEOLDERS
Michael S. DeBenon 20522 Pierview Lane Huntington Beach, CA 92646	33,121,000	12.1%

(1)	The percentages are based on 272,339,011shares of common stock outstanding on December 31, 2012.

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Fees billed by our auditor in connection with the audit of the Company’s annual financial statements and services related to our quarterly filings for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2012	$7,350	$0	$0	$0
2011	$10,100	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment(1)
3.3	By-Laws(1)
3.4	Certificate of Amendment, Article of Incorporation (3).
5.1	Certificate of Designation, Series “A” Preferred Stock (4)
8.1 8.2	Certificate of Dissolution of Aliano, Inc. Certificate of Dissolution of ELK Films, Inc.
10.1	Share Exchange Agreement, dated July 18, 2005(1)
10.2	Employment Agreement of Kurt Cockrum(1)
10.3	Monthly Retainer Agreement with Michael S. DeBenon(1)
10.4	Manufacturing, Marketing and Distribution Agreement with Banjo Buddies, Inc.(1)
10.5	Modification of Manufacturing, Marketing and Distribution Agreement with Banjo Buddies, Inc.(1)
10.6	Manufacturing, Marketing and Distribution Agreement with Tristar Products, Inc.(1)
10.7	Addendum to Manufacturing, Marketing and Distribution Agreement with Tristar Products, Inc.(1)
10.8	Settlement Agreement and Release with Banjo Buddies, Inc.(1)
10.9	Operating Agreement of Direct Success LLC #3 between Direct Success, Inc. and Buena Vista Infomercials, Inc. (2)
10.10	Settlement and Release Agreement with Script To Screen Productions, M2 Marketing and Management Services , Inc. (5)
14.1	Code of Ethics (6)
23.1	Consent of Independent Registered Public Accounting firm (6)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
March 20, 2013

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Kurtis Cockrum
Kurtis Cockrum President, Chairman of the Board of Directors, Principal Executive Officer, Principal Accounting Officer, and Director
March 20, 2013

By:	/s/ James Clarke
James Clarke Chief Financial Officer, Principal Financial Officer, Treasurer, Secretary and Director
March 20, 2013