Form 10-Q
period 2013-03-31
DM Products, Inc.
filed 2013-05-14
CIK 1485029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 273,339,011 common shares as of March 31, 2013.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (unaudited) ;
F-2	Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity as of March 31, 2013 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

DM Products, Inc. And Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$14,182	$34,762
Royalties Receivable	0	1,541
Prepaid Expense	0	0
Total Current Assets	14,182	36,303

Property and Equipment - net	353	428
Other Assets
TOTAL ASSETS	$14,535	$36,731

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$37,783	$50,302
Accrued Expenses	323,653	293,653
Sales Tax Payable	2,424	2,424
Total Current Liabilities	363,860	346,379

Total Liabilities	363,860	346,379

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, 273,339,011 shares issued and outstanding (273,339,011 - 2012)	273,339	273,339
Additional Paid In Capital	642,345	642,345
Accumulated Deficit	(1,562,464)	(1,522,860)
Total DM Products, Inc. Stockholders' Equity (Deficit)	(646,780)	(607,176)
Non-Controlling Interest	297,455	297,528
Total Stockholders' Equity (Deficit)	(349,325)	(309,648)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$14,535	$36,731

DM Products, Inc. And Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the 3 months ended	For the 3 months ended
	March 31, 2013	March 31, 2012
Revenues
Royalty income	$-	$6,547
Total revenues	-	6,547

Operating expenses
Professional Fees	5,422	7,086
Salary & Wages	30,000	30,500
Consulting	184	5,000
General & Administrative expenses	4,071	26,944
Total operating expense	39,677	69,530

Income (Loss) from operations and before non-controlling Interest	(39,677)	(62,983)

Less: Income Attributable to non-controlling interest	(73)	945

Income (Loss) before income taxes	(39,604)	(63,928)

Provision for income taxes	-	-

Net Income (Loss)	$(39,604)	$(63,928)

Net Income (Loss) per common share-basic and fully diluted	$(0.0001)	$(0.0002)

Weighted average common shares outstanding-basic and diluted	273,339,011	282,205,207

DM Products, Inc. And Subsidiaries
Consolidated Statements of Shareholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid In Capital	Non-Controlling Interest	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2012	273,339,011	$273,339	$642,345	$297,528	$(1,522,860)	$(309,648)

Net income (loss) for the period ended March 31, 2013	-	-	-	(73)	(39,604)	(39,677)
					-
Balance, March 31, 2013	273,339,011	$273,339	$642,345	$297,455	$(1,562,464)	$(349,325)

DM Products, Inc. And Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the 3 months ended	For the 3 months ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities
Net Loss	$(39,677)	$(62,984)
Adjustment to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	75	75
Share-based compensation	-	-
Changes in operating assets and liabilities:
Royalties receivable	1,541	9,428
Employee Advances	-	-
Prepaid Expenses	-	4,445
Accounts payable	(12,518)	8,883
Accrued Expenses	30,000	30,000
Net cash provided (used) by operating activities	(20,579)	(10,153)

Cash flows from financing activities
Net increase in credit card balances	-	-
Net cash (used) by financing activities	-	-

Net increase (decrease) in cash	(20,579)	(10,153)

Cash at beginning of period	34,762	26,089
Cash at end of period	$14,183	$15,936

Supplemental disclosure of cash flow information:
Interest paid	$-	636
Taxes paid	$-	3,300

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

The Company operates from Walnut Creek, California and it wholly owns Direct Success, Inc., which owns 75% of Direct Success, LLC 3, a limited liability company formed on or about August 16, 2002. Direct Success, Inc. entered into a joint venture with Buena Vista Infomercial Corporation which owns the remaining 25% of Direct Success, LLC 3. The Company has decided to dissolve both Direct Success, Inc. and Direct Success, LLC 3 since it is no longer participating in infomercial projects and is considering changing it’s business model.

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

On December 14, 2012 the Company dissolved ELK Films, Inc. since the corporation had been unsuccessful in raising sufficient capital to commence operations. As a result of this dissolution the intercompany loan between the Company and ELK Films, Inc. were written off in the respective books with no effect in the consolidated balance sheet and in the consolidated statement of operations.

On January 4,2013, the Company entered into a Joint Venture with Dyatlov Pass Productions, LLC, a Nevada limited liability company established for the purpose of producing, promoting and distributing a film based on a screenplay written by Don Baker.  Pursuant to the current agreement, DM Products currently owns 1/3 of Dyatlov Pass Productions, LLC.  However, management is reconsidering the Company’s participation in the joint venture and may decide to terminate its involvement in the project based on its consideration of a new direction for the Company and its execution of the Letter of Intent with Iris Corporation Berhad, more fully discussed elsewhere in this filing.

Basis of Consolidation

The consolidated financial statements include the accounts of DM Products, Inc., Direct Success, Inc., and the accounts of its 75% owned subsidiary Direct Success LLC 3. All material inter-company transactions have been eliminated.

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

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less are considered to be cash equivalents.  At March 31, 2013 and December 31, 2012, the Company had cash balances of $14,182 and $34,762, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable,  accounts payable, sales tax payable, and other current liabilities. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates, unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax, assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2013, there have been no interest or penalties incurred on income taxes.

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

Advertising Policy

The Company recognizes advertising expense as incurred. The advertising expense for the three month periods ended March 31, 2013 and March 31, 2012 are $0 and $0 respectively.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2013.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.
The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to operating expense and additional paid-in capital over the period during which services are rendered. In 2011, 22,783,333 common shares were issued at the fair market value of $0.0015 per share totaling to $34,175. There was no stock-based compensation issued to non-employees during the period ended March 31, 2013.

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

Depreciation expenses totaled $75 and $75 for the three month periods ended March 31, 2013 and  March 31, 2012, respectively.

Note 3: Prepaid Expenses

Prepaid expenses consisted of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Prepaid insurance	$0	$0

Total Prepaid Expenses	$0	$0

Note 4: Non-Controlling Interest

The Company has owned 75% of Direct Success LLC 3 (LLC 3) since 2002. The assets and liabilities of Direct Success LLC 3 have been included in these consolidated financial statements. The 25% of LLC 3 not owned by the Company has been presented as a non-controlling interest in these financial statements.

Note 5: Accrued Expenses

Accrued expenses consisted of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Accrued Wages	$315,653	$285,653
Accrued Directors' Fees	$8,000	$8,000
Total Accrued Expenses	$323,653	$293,653

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

The accrued wages owed under the employment agreement as of March 31, 2013 and December 31, 2012, respectively, were $315,653 and $285,653.

Salary expense to the related party was $30,000 and $30,000 for the period ended March 31, 2013 and March 31, 2012, respectively.

The Board of Directors passed a resolution on October 15, 2011 to compensate Directors, Secretary, Treasurer, CEO, President and Board Chairman by issuing common stock annually. This policy is retroactive with an effective date of January 1, 2010. Per the policy the Company owed Kurtis Cockrum who is a Director, CEO, President and Board Chairman $6,000 worth of common stock, James Clarke who is a Director, Secretary and Treasurer $2,000 worth of common stock as of December 31, 2011. This amount has been recorded as director fees at December 31, 2011.  The entire balance of $8,000 was still outstanding at March 31, 2013.

Note 6: Related Party Transactions

There were no related party transactions during the period set forth in this filing.

Note 7: Common Stock

The Company has 430,000,000 shares of capital stock, consisting of 400,000,000 shares of $0.001 par value common stock,  and 30,000,000 shares of $0.001 par value preferred stock. The Company had 273,339,011 shares of common stock issued and outstanding as of March 31, 2013 and December 31, 2012.

Note 8: Commitments and Contingencies

The CEO and employees of the Company work from their homes. The fair market value of rents contributed by the related parties are estimated to be $50.00 per month, which is immaterial to the Company's financial statements, and has not been recorded on the Company's books.

Note 9: Income Taxes

As of March 31, 2013, the Company had net operating loss carry forwards of approximately $1,562,464 that may be available to reduce future years’ taxable income through 2032. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following:

	March 31, 2013	March 31, 2012
Federal income tax benefit attributable to:
Current Operations	$13,465	$21,736
Less: valuation allowance	$(13,465)	$(21,736)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2013	December 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$531,237	$517,772
Less: valuation allowance	$(531,237)	$(517,772)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,562,464 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, the net operating loss carry forwards may be limited as to use in future years.

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

Note 11: Subsequent Events

April 26, 2013 DM Products, Inc. submitted Certificate of Cancellation to the state of Delaware to dissolve Direct Success LLC3.

April 29, 2013 DM Products, Inc. submitted Certificate of Dissolution to the state of California to dissolve Direct Success, Inc.

April 29, 2013 DM Products, Inc. surrendered all ownership interest in Dyatlov Pass Productions LLC and removed itself, and its principals, from all participation in the limited liability company and its operations.

On May 5, 2013, the Company entered into a non-binding Letter of Intent with Iris Corporation Berhad for the purchase of certain assets in exchange for 96.75% of the outstanding stock of DM Products.  Both parties to the transaction acknowledge that the Letter of Intent does not contain all matters upon which a Definitive Agreement (“Agreement”) must be reached.  Further, the obligations of the Parties to consummate the Agreement are subject to the negotiations and execution of the Agreement in form and substance satisfactory to all Parties and their respective counsel and further due diligence analysis.

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

Executive Overview

We, through our wholly owned subsidiary, Direct Success, Inc., have developed, financed, produced, marketed and distributed beauty, fashion, fitness and other products for sale through infomercial marketing and distribution channels. Profits were derived from inbound sales, outbound sales, up sells and retail distribution. Our primary objective has been to penetrate this rapidly expanding industry by introducing consumer products to national and international markets through a series of infomercial campaigns.

The Company operates from Walnut Creek, California and it wholly owns Direct Success, Inc., which owns 75% of Direct Success, LLC 3, a limited liability company formed on or about August 16, 2002. Direct Success, Inc. entered into a joint venture with Buena Vista Infomercial Corporation which owns the remaining 25% of Direct Success, LLC 3. The Company has decided to dissolve both, Direct Success, Inc. and Direct Success, LLC 3 since it is considering changing its business model consistent with that non-binding letter of intent more fully described elsewhere in this filing.

Letter of Intent for Purchase of Iris Corporation Berhad

On May 5, 2013, the Company entered into a non-binding Letter of Intent with Iris Corporation Berhad for the purchase of certain assets in exchange for 96.75% of the outstanding stock of DM Products.  Both parties to the transaction acknowledge that the Letter of Intent does not contain all matters upon which a Definitive Agreement (“Agreement”) must be reached.  Further, the obligations of the Parties to consummate the Agreement are subject to the negotiations and execution of the Agreement in form and substance satisfactory to all Parties and their respective counsel and further due diligence analysis.

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

Results of Operations for the three months ended March 31, 2013

Our revenue was $0 for the three months ended March 31, 2013, a decrease of $6,547 for the same period ended March 31, 2012.   For all periods mentioned above, our revenues were solely based on royalty payments, thus, our cost of goods sold during this period was zero. Pursuant to an arbitration settlement, the contractual term of our rights concerning the Banjo Minnow  discontinued June 30, 2012. However some revenue continued from the inventory sell off period until yearend 2012.

We have incurred an operating loss in the amount of $39,677 and net loss in the amount of $39,604 for the three months ended March 31, 2013 as compared to an operating loss $62,983 and net loss in the amount of $63,928 for the same period ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had total assets in the amount of $14,535, consisting of $14,182 in cash, $0.00 in Tristar Receivables and $353 in property and Equipment.  Our current liabilities as of March 31, 2013 were $363,8601.  We had a working capital deficit of $(349,325) as of March 31, 2013.

Our current monthly fixed expenses (“Burn Rate”) are approximately $10,000.
As of March 31, 2013, our cash reserves were $14,182 and we do have a line of credit which enables us to access $45,000.   If we need to and cannot raise additional capital, we would be forced to discontinue operations.

Off Balance Sheet Arrangements

As of March 31, 2013, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.    Remove and Reserve

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Kurtis Cockrum.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2013.

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

There were no sales of equity securities during the period ended March 31, 2013.

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

DM Products, Inc.

Date:	May 15, 2013

By: /s/ Kurtis Cockrum Kurtis Cockrum Title: Chief Executive Officer and Director