Form 10-Q
period 2013-06-30
DM Products, Inc.
filed 2013-08-14
CIK 1485029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 306,339,011 common shares as of August 14, 2013.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of June30, 2013 and December 31, 2012 (unaudited) ;
F-2	Consolidated Statements of Operations for the three months ended June 30, 2013 and 2012 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity as of June 30, 2013 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and 2012 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

DM Products, Inc. And Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$1,752	$34,762
Royalties Receivable	0	1,541
Prepaid Expense	0	0
Total Current Assets	1,752	36,303

Property and Equipment - net	278	428
Other Assets
TOTAL ASSETS	$2,030	$36,731

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$43,420	$50,302
Accrued Expenses	285,653	293,653
Sales Tax Payable	0	2,424
Total Current Liabilities	329,073	346,379

Total Liabilities	329,073	346,379

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, 306,339,011 shares issued and outstanding (273,339,011 - 2012)	306,339	273,339
Additional Paid In Capital	642,345	642,345
Accumulated Deficit	(1,275,727)	(1,522,860)
Total DM Products, Inc. Stockholders' Equity (Deficit)	(327,043)	(607,176)
Non-Controlling Interest	0	297,528
Total Stockholders' Equity (Deficit)	(327,043)	(309,648)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$2,030	$36,731

DM Products, Inc. And Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the 3 months ended	For the 3 months ended	For the 6 months ended	For the 6 months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues
Sales revenues
Royalty income	$-	$33,393	-	39,940
Total revenues	-	33,393	-	39,940

Operating expenses
Professional Fees	4,469	5,514	9,890	12,600
Salary & Wages	-	30,000	0	60,500
Consulting	25,000	7,500	25,184	12,500
General & Administrative expenses	13,673	34,260	17,745	61,205
Total operating expense	43,142	77,274	52,819	146,805

Income (Loss) from operations and before non-controlling Interest	(43,142)	(43,881)	(52,819)	(106,865)

Other Income	2,424	-	2,424	-

Income (Loss) before non-controlling Interest	(40,718)	(43,881)	(50,395)	(106,865)
Less: Income Attributable to non-controlling interest	431	8,177	358	9,122

Income (Loss) before income taxes	(41,149)	(52,058)	(50,753)	(115,987)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(41,149)	$(52,058)	(50,753)	(115,987)

Net Income (Loss) per common share-basic and fully diluted	$(0.0001)	$(0.0002)	$(0.0002)	$(0.0004)

Weighted average common shares outstanding-basic and diluted	285,256,138	277,772,109	285,256,138	277,772,109

DM Products, Inc. And Subsidiaries
Consolidated Statements of Shareholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid In Capital	Non-Controlling Interest	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2012	273,339,011	$273,339	$642,345	$297,528	$(1,522,860)	$(309,648)

Shares issued per agreement for services performed	33,000,000	$33,000				$33,000

Net income (loss) for the period ended June 30, 2013				$358	$(50,753)	$(50,395)

To close out Non-Controlling interest				$(297,886)	$297,886

Balance June 30, 2013	306,339,011	$306,339	$642,345	$-	$(1,275,727)	$(327,043)

DM Products, Inc. And Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the 6 months ended	For the 6 months ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities
Net Income/Loss	$(50,395)	$(106,865)
Adjustment to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	150	150
Issuance of stock for services	33,000	-
Changes in operating assets and liabilities:
Royalties receivable	1,541	(4,528)
Prepaid Expenses	-	8,890
Accounts payable	(6,882)	17,300
Other payable	(2,424)	-
Accrued Expenses	(8,000)	60,000
Net cash provided (used) by operating activities	(33,010)	(25,053)

Cash flow from investing activities	-	-
	-	-
Cash flows from financing activities	-	-

Net increase (decrease) in cash	(33,010)	(25,053)

Cash at beginning of period	34,762	26,089
Cash at end of period	$1,752	$1,036

Supplemental disclosure of cash flow information:
Interest paid	$-	734
Taxes paid	$2,300	3,550

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

The Company operates from Walnut Creek, California and it wholly owns Direct Success, Inc., which owns 75% of Direct Success, LLC 3,  a limited liability company formed on or about August 16, 2002. Direct Success, Inc. entered into a joint venture with Buena Vista Infomercial Corporation which owns the remaining 25% of Direct Success, LLC 3. The Company has decided to dissolve both Direct Success, Inc. and Direct Success, LLC 3 since it is no longer participating in infomercial projects and is considering changing its business model. As a result of this decision the intercompany loans between the Company, Direct Success, Inc. and Direct Success, LLC 3 were written off in the respective books with no effect in the consolidated balance sheet and in the consolidated statement of operations.

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

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less are considered to be cash equivalents.  At June 30, 2013 and December  31, 2012, the Company had cash balances of $1,752 and $34,762, respectively.

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax, assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2013, there have been no interest or penalties incurred on income taxes.

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

Advertising Policy

The Company recognizes advertising expense as incurred. The advertising expense for the three month periods ended June 30, 2013 and June 30, 2012 are $0 and $0 respectively.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2013.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to operating expense and additional paid-in capital over the period during which services are rendered. In 2011, 22,783,333 common shares were issued at the fair market value of $0.0015 per share totaling to $34,175. There was no stock-based compensation issued to non-employees during the period ended June 30, 2013.

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

Depreciation expenses totaled $150 and $150 for the six month periods ended June 30, 2013 and  June 30, 2012, respectively.

Note 3: Prepaid Expenses

Prepaid expenses consisted of the following at June 30, 2013 and December 31, 2012:

	2013	2012
Prepaid Expense	$0	$0

Total Prepaid Expenses	$0	$0

Note 4: Non-Controlling Interest

The Company has owned 75% of Direct Success LLC 3 (LLC 3) since 2002. The assets and liabilities of Direct Success LLC 3 have been included in these consolidated financial statements. The 25% of LLC 3 not owned by the Company has been presented as a non-controlling interest in these financial statements.

Note 5: Accrued Expenses

Accrued expenses consisted of the following at June 30, 2013 and December 31, 2012:

	2013	2012
Accrued Wages	$285,653	$285,653
Accrued Directors' Fees	$0	$8,000
Total Accrued Expenses	$285,653	$293,653

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

The accrued wages owed under the employment agreement as of June 30, 2013 and December 31, 2012, respectively, were $285,653 and $285,653.

Salary expense to the related party was $0 and $60,000 for the period ended June 30, 2013 and June 30, 2012, respectively.

The Board of Directors passed a resolution on October 15, 2011 to compensate Directors, Secretary, Treasurer, CEO, President and Board Chairman by issuing common stock annually. This policy is retroactive with an effective date of January 1, 2010. Per the policy the Company owed Kurtis Cockrum who is a Director, CEO, President and Board Chairman $6,000 worth of common stock, James Clarke who is a Director, Secretary and Treasurer $2,000 worth of common stock as of December 31, 2011. This amount has been recorded  as director fees at December 31, 2011. The Company has issued to Kurtis Cockrum $6,000 worth of common stock on April 24, 2013 and to James Clarke $2,000 worth of common stock on May 6, 2013 to settle the balance. For the calendar year 2012, The Company owed Kurtis Cockrum $13,000 worth of common stock and James Clark $6,000 worth of common stock. This amount has been recorded as director fees in the second quarter 2013 and the Company has issued to Kurtis Cockrum $13,000 worth of common stock and $6,000 worth of common stock on April 24, 2013 to settle the balance.

Note 6: Related Party Transactions

The Company has entered into  a consulting contract with Michael DeBenon, Esq., a stockholder of the Company, for $6,000 per month on a month to month basis for general counsel. Legal expenses to the related party were $0 and $0 for the periods ended June 30, 2013 and June 30, 2012, respectively.

Note 7: Common Stock

The Company has 430,000,000 shares of capital stock, consisting of 400,000,000 shares of $0.001 par value common stock,  and 30,000,000 shares of $0.001 par value preferred stock. The Company had 306,339,011 306,339,0113033shares of common stock issued and outstanding as of June 30, 2013 and 273,339,011 shares of common stock issued and outstanding as of December 31, 2012.

On April 24, 2013, 6,000,000 shares of restricted common stock were issued to James Clarke for services performed as Secretary, Treasurer, and member of the Board of Directors of the Company for the calendar year 2012. These services were valued at $6,000, which is the fair market value of the shares at the time of issuance.

On April 24, 2013, 19,000,000 shares of restricted common stock were issued to Kurtis Cockrum for services performed as President, and Chairman of the Board of Directors of the Company for the calendar years 2011 and 2012. These services were valued at $19,000, which is the fair market value of the shares at the time of issuance.

On April 29, 2013, 6,000,000 shares of restricted common stock were issued to Scott Kline for consulting services performed for the Company. The invoice amount for these services was $6,000.

On May 6, 2013, 2,000,000 shares of restricted common stock were issued to James Clarke for services performed as Secretary, Treasurer, and member of the Board of Directors of the Company for the calendar year 2010 and 2011. These services were valued at $2,000, which is the fair market value of the shares at the time of issuance

Note 8: Commitments and Contingencies

The CEO and employees of the Company work from their homes. The fair market value of rents contributed by the related parties are estimated to be $50.00 per month, which is immaterial to the Company's financial statements, and has not been recorded on the Company's books.

Note 9: Income Taxes

As of June 30, 2013, the Company had net operating loss carry forwards of approximately $1,572,860 that may be available to reduce future years’ taxable income through 2032. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

              The provision for federal income tax consists of the following:

	June 30, 2013	June 30, 2012
Federal income tax benefit attributable to:
Current Operations	$17,256	$39,436
Less: valuation allowance	$(17,256)	$(39,436)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2013	December 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$535,028	$517,772
Less: valuation allowance	$(535,028)	$(517,772)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,572,860 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, the net operating loss carry forwards may be limited as to use in future years. Also, the cancellation of debt income for 2013 will offset the net operating loss carryover.

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

Note 11: Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Letter of Intent for Purchase of Iris Corporation Berhad

On May 5, 2013, the Company entered into a non-binding Letter of Intent with Iris Corporation Berhad for the purchase of certain assets in exchange for 96.75% of the outstanding stock of DM Products.  Both parties to the transaction acknowledge that the Letter of Intent does not contain all matters upon which a Definitive Agreement (“Agreement”) must be reached.  Further, the obligations of the Parties to consummate the Agreement are subject to the negotiations and execution of the Agreement in form and substance satisfactory to all Parties and their respective counsel and further due diligence analysis.  As of the date of this filing, negotiations are ongoing directly with an affiliate of Iris Corporation Berhad (“Earth Heat Limited”) pursuant to the same terms presented in the Letter of Intent.  A binding Purchase Agreement has not been finalized or executed.

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

Results of Operations for the three and six months ended June 30, 2013

Our revenue was $0.00 for the three months ended June 30, 2013, a decrease of $33,393 for the same period ended June 30, 2012.  Our revenue was $0.00 for six months ending June 30, 2013, a decrease of $39,940 for the same period ending June 30, 2012. For all periods mentioned above, our revenues were solely based on royalty payments, thus, our cost of goods sold during this period was zero. Pursuant to an arbitration settlement, the contractual term of our rights concerning the Banjo Minnow discontinued June 30, 2012. However some revenue continued from the inventory sell off period until yearend 2012.

We do not expect any further Banjo Minnow revenue coming at this time or in the future and we have no other revenue coming in from the Direct Marketing industry. We continue to incur expenses as we are now concentrating on executing our new business plan in the Waste to Energy Industry pursuant to a  Share Exchange Agreement with Eartheat and W2W.  We will continue to incur expenses as we move forward in executing the agreement which will be announced soon.

Liquidity and Capital Resources

As of June 30, 2013, we had total assets in the amount of $2,030 consisting of $1752 in cash,  $0.00 in Prepaid Expenses and $278 in Property and Equipment.  Our current liabilities as of June 30, 2013 were $329,073.  We had a working capital deficit of ($327,043) as of June 30, 2013.

Our current monthly fixed expenses (“Burn Rate”) are approximately $10,000.
As of June 30, 2013, our cash reserves were $1,752.   If we need to and cannot raise additional capital, we would be forced to discontinue operations.

Off Balance Sheet Arrangements

As of June 30, 2013, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.    Remove and Reserve

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Kurtis Cockrum.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2013.

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

There were no sales of equity securities during the period ended June 30, 2013.

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

DM Products, Inc.

Date:	August 14, 2013

By: /s/ Kurtis Cockrum Kurtis Cockrum Title: Chief Executive Officer and Director