Form 10-Q
period 2013-09-30
DM Products, Inc.
filed 2013-11-19
CIK 1485029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013
3
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,629,463 common shares as of November 14, 2013.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (unaudited) ;
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity as of September 30, 2013 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

DM Products, Inc. And Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$236	$34,762
Royalties Receivable	0	1,541
Prepaid Expense	0	0
Total Current Assets	236	36,303

Property and Equipment - net	203	428
Other Assets
TOTAL ASSETS	$439	$36,731

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$53,222	$50,302
Accrued Expenses	285,653	293,653
Sales Tax Payable	0	2,424
Advance from Iris Corp	8,000	-
Total Current Liabilities	346,875	346,379

Total Liabilities	346,875	346,379

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, 306,339,011 shares issued and outstanding (273,339,011 - 2012). July 2013 Stock Split 1-188. $0.188 par value, number of shares issued and outstanding decreased from 306,339,011 to 1,629,463	306,339	273,339
Additional Paid In Capital	642,345	642,345
Accumulated Deficit	(1,295,120)	(1,522,860)
Total DM Products, Inc. Stockholders' Equity (Deficit)	(346,436)	(607,176)
Non-Controlling Interest	0	297,528
Total Stockholders' Equity (Deficit)	(346,436)	(309,648)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$439	$36,731

DM Products, Inc. And Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the 3 months ended	For the 3 months ended	For the 9 months ended	For the 9 months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues
Royalty income	$-	$39,928	-	79,868
Total revenues	-	39,928	-	79,868

Operating expenses
Professional Fees	10,124	6,480	20,014	19,081
Salary & Wages	-	30,000	0	90,500
Consulting	-	268	25,184	12,768
General & Administrative expenses	9,269	28,138	27,014	78,885
Total operating expense	19,393	64,886	72,212	201,234

Income (Loss) from operations and before non-controlling Interest	(19,393)	(24,958)	(72,212)	(121,366)

Other Income	-	-	2,424	-

Income (Loss) before non-controlling Interest	(19,393)	(24,958)	(69,788)	(121,366)
Less: Income Attributable to non-controlling interest	-	9,484	358	18,606

Income (Loss) before income taxes	(19,393)	(34,442)	(70,146)	(139,972)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(19,393)	$(34,442)	(70,146)	(139,972)

Net Income (Loss) per common share-basic and fully diluted	$(0.0001)	$(0.0001)	$(0.0003)	$(0.0005)

Weighted average common shares outstanding-basic and diluted	208,649,575	276,283,624	208,649,575	276,283,624

DM Products, Inc. And Subsidiaries
Consolidated Statements of Shareholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid In Capital	Non-Controlling Interest	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2012	273,339,011	$273,339	$642,345	$297,528	$(1,522,860)	$(309,648)

Shares issued per agreement for services performed	33,000,000	$33,000				$33,000

1-188 Reverse Split, July 17, 2013:
Pre-split: 306,339,011	(306,339,011)
Post-spli: 1,629,463	1,629,463

Net income (loss) for the period ended September 30, 2013				$358	$(70,146)	$(69,788)

To close out Non-Controlling interest				$(297,886)	$297,886

Balance September 30, 2013	1,629,463	$306,339	$642,345	$-	$(1,295,120)	$(346,436)

DM Products, Inc. And Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the 9 months ended	For the 9 months ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities
Net Income/Loss	$(69,788)	$(121,366)
Adjustment to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	225	225
Issuance of stock for services	33,000	-
Changes in operating assets and liabilities:
Royalties receivable	1,541	5,009
Prepaid Expenses	-	10,656
Accounts payable	2,920	6,749
Other payable	(2,424)	-
Advance from Iris Corp	8,000	-
Accrued expenses	(8,000)	90,000
Net cash provided (used) by operating activities	(34,526)	(8,727)

Cash flow from investing activities	-	-

Cash flows from financing activities	-	-

Net increase (decrease) in cash	(34,526)	(8,727)

Cash at beginning of period	34,762	26,089
Cash at end of period	$236	$17,362

Supplemental disclosure of cash flow information:
Interest paid	$-	734
Taxes paid	$2,300	3,550

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

The Company operates from Walnut Creek, California and it wholly owned Direct Success, Inc. until its dissolution on April 23, 2013, which owned 75% of Direct Success, LLC 3 until its dissolution on April 5, 2013, a limited liability company formed on or about August 16, 2002. Direct Success, Inc. entered into a joint venture with Buena Vista Infomercial Corporation which owned the remaining 25% of Direct Success, LLC 3 until its dissolution.

The Company dissolved both Direct Success, Inc and Direct Success, LLC 3 respectively on April 23, 2013 and April 5, 2013 since it is no longer participating in infomercial projects and is considering changing its business model. As a result of the dissolution the intercompany loans between the Company, Direct Success, Inc. and Direct Success, LLC 3 were written off in the respective books with no effect in the consolidated balance sheet and in the consolidated statement of operations.

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

Basis of Consolidation

The consolidated financial statements include the accounts of DM Products, Inc., Direct Success, Inc., and the accounts of its 75% owned subsidiary Direct Success LLC 3 through the dates of dissolution noted above of the two entities. All material inter-company transactions were eliminated.

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

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less are considered to be cash equivalents.  At

September 30, 2013 and December 31, 2012, the Company had cash balances of $236 and $34,762, respectively.

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax, assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2013, there have been no interest or penalties incurred on income taxes.

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

Advertising Policy

The Company recognizes advertising expense as incurred. The advertising expense for the nine month periods ended September 30, 2013 and September 30, 2012 are $0 and $0 respectively.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2013.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to operating expense and additional paid-in capital over the period during which services are rendered. In 2011, 22,783,333 common shares were issued at the fair market value of $0.0015 per share totaling to $34,175. There was no stock-based compensation issued to non-employees during the period ended September 30, 2013.

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

Depreciation expenses totaled $225 and $225 for the six month periods ended September 30, 2013 and September 30, 2012, respectively.

Note 3: Prepaid Expenses

Prepaid expenses consisted of the following at September 30, 2013 and December 31, 2012:

	2013	2012
Prepaid Expense	$0	$0

Total Prepaid Expenses	$0	$0

Note 4: Non-Controlling Interest

The Company owned 75% of Direct Success LLC 3 (LLC 3) from 2002 through the date of its dissolution on April 5, 2013. The assets and liabilities of Direct Success LLC 3 were included in these consolidated financial statements. The 25% of LLC 3 not owned by the Company were presented as a non-controlling interest in these financial statements.

Note 5: Accrued Expenses

Accrued expenses consisted of the following at September 30, 2013 and December 31, 2012:

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

The accrued wages owed under the employment agreement as of September 30, 2013 and December 31, 2012, respectively, were $285,653 and $285,653.

Salary expense to the related party was $0 and $90,000 for the period ended September 30, 2013 and September 30, 2012, respectively.

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

Note 6: Current Liabilities

On July 10, 2013, the company received an advance of $8,000 from Iris Corporation on the potential acquisition of DM Products.

Note 7: Common Stock

The Company has 430,000,000 shares of capital stock, consisting of 400,000,000 shares of $0.001 par value common stock,  and 30,000,000 shares of $0.001 par value preferred stock. The Company had 306,339,011 shares of common stock issued and outstanding as of July 17, 2013, date of reverse split and 273,339,011 shares of common stock issued and outstanding as of December 31, 2012.

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

On July 17, 2013, FINRA approved a one for one hundred eighty eight (1/188) reverse split of the Corporation’s issued and outstanding common stock. Following the reverse split, the number of outstanding shares of the Corporation common stock decreased from 306,339,011 shares to 1,629,463 shares with effective date July 17, 2013

Note 8: Commitments and Contingencies

The CEO and employees of the Company work from their homes. The fair market value of rents contributed by the related parties are estimated to be $50 per month, which is immaterial to the Company's financial statements, and has not been recorded on the Company's books.

Note 9: Income Taxes

As of September 30, 2013, the Company had net operating loss carry forwards of approximately $1,593,006 that may be available to reduce future years’ taxable income through 2032. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following:

	September 30, 2013	September 30, 2012
Federal income tax benefit attributable to:
Current Operations	$23,850	$47,590
Less: valuation allowance	$(23,850)	$(47,590)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2013	December 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$541,622	$517,772
Less: valuation allowance	$(541,622)	$(517,772)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,593,006 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, the net operating loss carry forwards may be limited as to use in future years. Also, the cancellation of debt income for 2013 will offset the net operating loss carryover.

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

Note 11: Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Executive Overview

We, through our former wholly owned subsidiary, Direct Success, Inc ., have developed, financed, produced, marketed and distributed beauty, fashion, fitness and other products for sale through infomercial marketing and distribution channels. Profits were derived from inbound sales, outbound sales, up sells and retail distribution. Our primary objective was to penetrate this rapidly expanding industry by introducing consumer products to national and international markets through a series of infomercial campaigns.

We have now changed our business model and intend to focus on the waste to energy conversion industry, consistent with that Letter of Intent and Purchase Agreement described elsewhere in this filing.

Purchase of Earth Heat Limited and  W2W BV Sp Z.o.o  and PHIL ECO INC

On May 5, 2013, the Company entered into a non-binding Letter of Intent with Iris Corporation Berhad for the purchase of certain assets in exchange for 96.75% of the outstanding stock of DM Products.  Both parties to the transaction acknowledge that the Letter of Intent does not contain all matters upon which a Definitive Agreement (“Agreement”) must be reached.  Further, the obligations of the Parties to consummate the Agreement are subject to the negotiations and execution of the Agreement in form and substance satisfactory to all Parties and their respective counsel and further due diligence analysis.  As of the date of this filing, a draft Agreement has been authorized and approved by written consent of the Directors of DM Products, Inc. and its majority Shareholders.  The draft Agreement is a contract between the Company and Earth Heat Limited (an affiliate of Iris Corporation Berhad) and is consistent with the terms presented in the Letter of Intent.

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

Results of Operations for the three months and nine months ended September 30, 2013 and 2012

Our revenue was $0 for the three months ended September 30, 2013, a decrease of $39,928 for the same period ended September 30, 2012.  Our revenue was $0 for nine months ending September 30, 2013, a decrease of $79,868 for the same period ending September 30, 2012. For all periods mentioned above, our revenues were solely based on royalty payments, thus, our cost of goods sold during this period was zero. Pursuant to an arbitration settlement, the contractual term of our rights concerning the Banjo Minnow discontinued June 30, 2012. However some revenue continued from the inventory sell off period until yearend 2012.

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

We have incurred an operating loss in the amount of $19,393 and net loss in the amount of $19,393 for the three months ended September 30, 2013 as compared to an operating loss $24,958 and net loss in the amount of $34,442 for the same period ended September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2013, we had total assets in the amount of $439 consisting of $236 in cash, $0 in Prepaid Expenses and $203 in Property and Equipment.  Our current liabilities as of September 30, 2013 were $346,875.  We had a working capital deficit of ($346,436) as of September 30, 2013.

Our current monthly fixed expenses (“Burn Rate”) are approximately $10,000.
As of September 30, 2013, our cash reserves were $236.   If we need to and cannot raise additional capital, we would be forced to discontinue operations.

Off Balance Sheet Arrangements

As of September 30, 2013, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.    Remove and Reserve

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Kurtis Cockrum.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2013.

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

There were no sales of equity securities during the period ended September 30, 2013.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures.

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

DM Products, Inc.

Date:	November 19, 2013

By: /s/ Kurtis Cockrum Kurtis Cockrum Title: Chief Executive Officer and Director