Form 10-K
period 2013-12-31
DM Products, Inc.
filed 2014-04-10
CIK 1485029

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No[X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]  No [X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter. $273,339.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  1,821,855 as of March 30, 2014.

PART I

Item 1.   Business

Company Overview

Until April, 2013, DM Products was in the business of locating inventive products and introducing these products through a Direct Response Model, a form of marketing that allows potential consumers direct access to the seller without the necessity of traditional retail.  Our primary focus was on infomercials (long-form television commercials, typically five minute or longer).  The Company operated the Direct Response Model through its wholly owned subsidiary Direct Success, Inc. until its dissolution on April 23, 2013. Within the last five years, we have only marketed one product, a fishing lure product known as the Banjo Minnow Fishing Lure System (“Banjo Minnow”). Direct Success, Inc. owned 75% interest in a joint venture, known as Direct Success LLC #3, which held the exclusive rights to manufacture, use, distribute, sell, advertise, promote and otherwise exploit the Banjo Minnow until June 30, 2012.  The exclusive rights to the Banjo Minnow were obtained through a Manufacturing, Marketing and Distribution Agreement entered into between Direct Success LLC #3 and Banjo Buddies, the inventor and owner of the intellectual property rights of the Banjo Minnow, in October, 2003.  This Agreement, together with modifications made pursuant to an Arbitration settlement, required Direct Success, LLC#3 to pay Banjo Buddies a royalty in the amount 5% for the sale of all products through December 31, 2011, with DM Products maintaining an option to extend, and extended the licensing period for an additional six (6) months.

The Company dissolved both Direct Success, Inc. and Direct Success, LLC 3 respectively on April 23, 2013 and April 5, 2013, since it is no longer received income from the Banjo Minnow and was no longer participating in infomercial projects.  Since then, the Company has been considering changing its business model.

Non-Binding Letter of Intent – Iris Corporation Berhad

On May 5, 2013, the Company entered into a non-binding Letter of Intent with Iris Corporation Berhad for the purchase of certain assets in exchange for 96.75% of the outstanding stock of DM Products. Both parties to the transaction acknowledge that the Letter of Intent does not contain all matters upon which a Definitive Agreement (“Agreement”) must be reached. Further, the obligations of the Parties to consummate the Agreement are subject to the negotiations and execution of the Agreement in form and substance satisfactory to all Parties and their respective counsel and further due diligence analysis. As of the date of this filing, a draft Agreement has been authorized and approved by written consent of the Directors of DM Products, Inc. and its majority Shareholders. The draft Agreement is a contract between the Company and Earth Heat Limited (an affiliate of Iris Corporation Berhad) and is consistent with the terms presented in the Letter of Intent.  The draft Agreement was never executed and the Letter of Intent has since expired.

Dyatlov Pass Productions, LLC

In December, 2012, the Company began negotiations with Magnum Real Estate Services, Inc., a Delaware corporation and Don Baker, an individual, for the formation of Dyatlov Pass Productions, LLC, a Nevada limited liability company.  It is the intent of the joint venture to raise capital sufficient to produce, promote and distribute a film based on screenplay written by Don Baker.  Pursuant to an agreement entered into subsequent to the filing period contained herein, DM Products, Inc. owns 33 1/3% of Dyatlov Pass Productions, LLC. However, the Company surrendered its interest and participation in Dyatlov Pass Productions by way of Board Resolution on April 29, 2013.

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

Employees

During 2013, Mr Cockrum did not receive a salary for compensation and his salary was not accrued. We do not expect any material changes in the number of employees over the next twelve month period. However, we will be conducting most of our business through agreements with consultants and third parties.

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

None.

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

	2012		2013
	High	Low	High	Low
First Quarter	.001	.0006	.545	.150
Second Quarter	.003	.0007	1.79	0.188
Third Quarter	.0009	.0005	.282	.100
Fourth Quarter	.002	.0006	.100	.0700

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

Holders of Our Common Stock

As of December 31, 2013, we had 1,629,614 shares of our common stock issued and outstanding, held by two hundred ninety eight (298) shareholders of record.

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

Recent Sales of Unregistered Securities

During the Calendar year of 2013, there were no sales of unregistered securities.

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

Results of Operations for the Years Ended December 31, 2013 and 2012

Liquidity and Capital Resources

As of December 31, 2013, we had total assets in the amount of $10,717, consisting of $10,589 in cash, and property and equipment of $128.  Our total current liabilities as of December 31, 2013 were $348,727.  We had a working capital deficit of ($338,138) as of December 31, 2013.

Our current monthly fixed expenses (“Burn Rate”) are approximately $15,000.  Since the termination of our distribution contract with Tristar, the Company has no current source of revenue and needs to raise additional capital in order to sustain operations.

As of December 31, 2013, our cash reserves were $ 10,589. All credit lines were closed by choice and no monies are owed to these lines. If we need to and cannot raise additional capital, we would be forced to discontinue operations.

Infomercials was our sole source of revenue in early 2013 that was generated from 2012 sales.

Our current monthly fixed expenses (“Burn Rate”) are approximately $7,000.  Since the termination of our distribution contract with Tristar, the Company has no current source of revenue and needs to raise additional capital in order to sustain operations.

As of December 31, 2013, our cash reserves were $10,589. If we need to and cannot raise additional capital, we would be forced to discontinue operations.

Infomercials were our sole source of revenue.  Our revenue was $106,535 for the year ended December 31, 2012 and $0 for the year ended December 31, 2013.

Off Balance Sheet Arrangements

As of December 31, 2013, there were no off balance sheet arrangements.

Going Concern

Our independent auditor’s report expresses substantial doubt about our ability to continue as a going concern.  Management shares such concern in the event the company is unable to attract and obtain additional products and successfully implement our business plan, including increased revenues and additional funding.   We have operated with limited operating capital and we will continue to face immediate and substantial cash needs.  We did not obtain a profit during fiscal year 2013 and there is no assurance that we will show a net profit in 2014.   We need to obtain additional funding to implement our business plan and continue as a going concern.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Report of Independent Registered Public Accounting Firm	F - 1

Consolidated Balance Sheets as of December 31, 2013 and 2012	F - 2

Consolidated Statements of Operations for the years ended
December 31, 2013 and 2012	F - 3

Consolidated Statement of Stockholders’ Deficit
as of December 31, 2013	F - 4

Consolidated Statements of Cash Flows for the years ended
December 31, 2013 and 2012	F - 5

Notes to Consolidated Financial Statements	F - 6 – F - 12

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
DM Products, Inc.
Walnut Creek, California

We have audited the accompanying consolidated balance sheets of DM Products, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DM Products, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
March 30, 2014

DM PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012

	December 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$10,589	$34,762
Royalties receivable	-	1,541
Total Current Assets	10,589	36,303

Property and Equipment - net	128	428

TOTAL ASSETS	$10,717	$36,731

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable – related party	$47,074	$50,302
Accrued expenses – related party	301,653	293,653
Sales tax payable	-	2,424
Total Current Liabilities	348,727	346,379

Total Liabilities	348,727	346,379

Stockholders’ Deficit
Preferred Stock, $.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $.001 par value, 400,000,000 shares authorized, 1,557,807 shares issued and outstanding (1,454,085 – 2012)	1,558	273,339
Additional paid in capital	1,245,012	642,345
Accumulated deficit	(1,584,580)	(1,522,860)
Total DM Products, Inc. Stockholders’ Deficit	(338,010)	(607,176)
Non-controlling interest	-	297,528
Total Stockholders’ Deficit	(338,010)	(309,648)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,717	$36,731

See accompanying notes to consolidated financial statements.

DM PRODUCTS, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	For the year ended December 31, 2013	For the year ended December 31, 2012

REVENUES
Royalty income	$-	$106,535

OPERATING EXPENSES
Professional fees	22,754	21,542
Salaries and wages	-	120,500
Consulting	41,343	13,052
General and administrative	35,189	93,000
TOTAL OPERATING EXPENSES	99,286	248,094

LOSS FROM OPERATIONS	(99,286)	(141,559)

OTHER INCOME	37,924	-

(LOSS) FROM OPERATIONS AND BEFORE NON-CONTROLLING INTEREST	(61,362)	(141,559)

LESS: INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	358	25,222

LOSS BEFORE PROVISION FOR INCOME TAXES	(61,720)	(166,781)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(61,720)	$(166,781)

LOSS PER SHARE: BASIC AND DILUTED	$(0.04)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSANDING: BASIC AND DILUTED	1,525,083	1,461,469

See accompanying notes to consolidated financial statements.

DM PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
AS OF DECEMBER 31, 2013

	Common Stock		Additional Paid in	Non-Controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Deficit

Balance, December 31, 2011	1,503,987	$282,721	$632,963	$272,306	$(1,356,079)	$(168,089)

Shares surrendered per settlement and release agreement	(79,060)	(14,864)	14,864	-	-	-

Shares issued per settlement and release agreement previously cancelled	29,158	5,482	(5,482)	-	-	-

Net income (loss) for the year ended December 31, 2012	-	-	-	25,222	(166,781)	(141,559)

Balance, December 31, 2012	1,454,085	273,339	642,345	297,528	(1,522,860)	(309,648)

Shares issued per agreement for services	103,722	33,000	-	-	-	33,000

Effect of 1-188 reverse stock split, July 17, 2013	-	(304,781)	304,781	-	-	-

Net income (loss) for the year ended December 31, 2013	-	-	-	358	(61,720)	(61,362)

To close out non-controlling interest	-	-	297,886	(297,886)	-	-

Balance, December 31, 2013	1,557,807	$1,558	$1,245,012	$-	$(1,584,580)	$(338,010)

See accompanying notes to consolidated financial statements.

DM PRODUCTS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	For the year ended December 31, 2013	For the year ended December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(61,362)	$(141,559)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	300	300
Share-based compensation	33,000	-
Changes in assets and liabilities:
Royalties receivable	1,541	14,294
Prepaid expenses	-	10,656
Accounts payable	(3,228)	4,982
Sales tax payable	(2,424)	4,982
Accrued expenses	8,000	120,000
Net Cash Provided by (Used in) Operating Activities	(24,173)	8,673

Net increase (decrease) in cash and cash equivalents	(24,173)	8,673

Cash and cash equivalents, beginning of period	34,762	26,089

Cash and cash equivalents, end of period	$10,589	$34,762

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$734
Cash paid for income taxes	$2,300	$3,342

See accompanying notes to consolidated financial statements.

DM PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

On December 27, 2012 the Company dissolved Aliano, Inc., dba Aliano Westlake Village, since the corporation has been unsuccessful in raising sufficient capital to commence operations. As a result of this dissolution, the intercompany loan between the Company and Aliano, Inc. was written off in the respective books with no effect in the consolidated balance sheet and in the consolidated statement of operations.

On April 11, 2013, Articles of Incorporation were filed with the California Secretary of State for the creation of a new division, ELK Films, Inc. This division was established for both film production and distribution.

On December 14, 2013, the Company dissolved ELK Films, Inc. since the corporation has been unsuccessful in raising sufficient capital to commence operations. As a result of this dissolution, the intercompany loan between the Company and ELK Films, Inc. were written off in the respective books with no effect in the consolidated balance sheet and in the consolidated statement of operations.

Basis of Consolidation
The consolidated financial statements include the accounts of DM Products, Inc., Aliano, Inc., Direct Success, Inc. and the accounts of its 75% owned subsidiary Direct Success LLC 3. All material inter-company transactions have been eliminated. As of December 31, 2013, both subsidiaries have been dissolved.

DM PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

Cash and Cash Equivalents
All highly liquid investments with maturities of three months or less are considered to be cash equivalents.  At December 31, 2013 and 2012, the Company had cash balances of $10,589 and $34,762, respectively.

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

Revenue Recognition
The Company records revenue in accordance with ASC Topic 605 - Revenue Recognition. During the year ended December 31, 2013 revenues came from royalties from the contract Banjo Minnow the fishing lure with TriStar Products, Inc. Revenues derived from the Company license sales are recognized when (1) there is evidence of an arrangement, (2) collection of our fee is considered probable and (3) the fee is fixed and determinable.

Direct Success entered into a manufacturing, marketing and distribution agreement with Banjo Buddies who is the inventor of Banjo Minnow, a fishing lure which Direct Success 3 had a license agreement to market the product since Oct 2002. The Company entered into a modification of said agreement in April 2005.  On or about May 11, 2005, Direct Success LLC 3, subcontracted the manufacturing and distribution rights to TriStar Products, Inc.  In March 2007, Direct Success granted back to Banjo, the right to license and privilege for internet sales and small parts sale of the product. Under the agreement, Banjo will pay Direct Success 4% royalty on all gross sales of product. As of date of settlement, effective January 1, 2010, Direct Success no longer receives the 4% royalty for internet and part sales from Banjo Buddies. The revenues are strictly based on the contractual obligation contained in the agreement with Tristar Products, Inc., which are the royalties received from the sales of the Banjo Minnow. These royalty arrangements with Tristar provide the Company with a flat $4.00 (for unit sales under $18) and $5.00 (for unit sales over $18), per unit sold domestically, and $2.50 per unit sold internationally. The present retail price for the Banjo Minnow is $19.95. As of December 31, 2012, no more revenues related to the Banjo Minnow will be recognized due to the terms of the agreement.

Concentration of Risk
The Company is earning (over 90%) the majority of the royalty income from Tristar Products, Inc. Since the Company is depending on Tristar Products, Inc, the inability of Tristar to perform in the future may have a material adverse effect on the Company’s financial condition.

DM PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Note 1: Summary of Significant Accounting Policies (Continued)

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2013, there have been no interest or penalties incurred on income taxes.

Advertising Policy
The Company recognizes advertising expense as incurred.  Advertising expense for the years ended December 31, 2013 and 2012 were $0.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2013.

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to operating expense and additional paid-in capital over the period during which services are rendered. There were 31,915 shares issued to a non-employee with a value of $6,000 during the year ended December 31, 2013, and $27,000 or share-based compensation issued to employees and directors in 2013.

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

Depreciation expenses totaled $300 for the years ended December 31, 2013 and 2012.

DM PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Note 3: Non-Controlling Interest

The Company has owned 75% of Direct Success LLC 3 (LLC 3) since 2002. The assets and liabilities of Direct Success LLC 3 have been included in these consolidated financial statements. The 25% of LLC 3 not owned by the Company has been presented as a non-controlling interest in these financial statements.  As of December 31, 2013, both entities were completely dissolved.

Note 4: Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2013	2012
Accrued wages	$285,653	$285,653
Accrued directors’ fees	16,000	8,000
Total accrued expenses	$301,653	$293,653

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

The accrued wages owed under the employment agreement as of December 31, 2013 and 2012 were $285,653. Salary expense to the related party was $0 and $120,000 for the years ended December 31, 2013 and 2012, respectively.

The Board of Directors passed a resolution on October 15, 2012 to compensate Directors, Secretary, Treasurer, CEO, President, and Board Chairman by issuing common stock annually. The policy is retroactive with an effective date of January 1, 2010. Per the policy, the Company owed Kurtis Cockrum, who is the CEO, President, Board Chairman, and a Director, $6,000 worth of common stock, and James Clarke, who is a Director, Secretary, and Treasurer, $2,000 worth of common stock as of December 31, 2011. The Company has issued to Kurtis Cockrum $6,000 worth of common stock on April 24, 2013 and to James Clarke $2,000 worth of common stock on May 6, 2013 to settle the balance. For the calendar year 2012, the Company owed Kurtis Cockrum $13,000 worth of common stock and James Clarke $6,000 worth of common stock. This amount has been recorded as director fees in the second quarter of 2013 and the Company has issued to Kurtis Cockrum $13,000 worth of common stock and $6,000 worth of common stock on April 24, 2013 to settle the balance. For the calendar year 2013, the Company owed Kurtis Cockrum $10,000 worth of common stock and James Clarke $6,000 worth of common stock. The amount has been recorded as accrued director fees at December 31, 2013. The entire balance of $16,000 is still outstanding as of December 31, 2013.

Note 5: Other Income

On July 10, 2013, the Company received an advance of $8,000 from Iris Corporation related to entering a Letter of Intent for the potential acquisition of the Company. On October 16, 2013 and October 31, 2013, the Company received additional advances of $15,000 and $12,500. The total of the advances received from Iris Corporation amounted to $35,500 at December 31, 2013. The Company has recently placed Iris Corporation on notice that it is in default under the Letter of Intent for acquisition and does not believe it is obligated to return any of the sums advanced to the Company.

DM PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Note 6: Common Stock

The Company has 430,000,000 shares of capital stock authorized, consisting of 400,000,000 shares of $0.001 par value common stock, and 30,000,000 shares of $.001 par value preferred stock. The Company had 1,557,807 shares of common stock issued and outstanding as of December 31, 2013 and 1,454,085 shares issued and outstanding as of December 31, 2012.

On April 24, 2013, 15,957 shares of restricted common stock were issued to James Clarke for services performed as Secretary, Treasurer, and member of the Board of Directors of the Company for the calendar year 2012. These services were valued at $6,000, which is the fair market value of the shares at the time of issuance.

On April 24, 2013, 50,531 shares of restricted common stock were issued to Kurtis Cockrum for services performed as President and Chairman of the Board of Directors of the Company for the calendar years 2012 and 2011. These services were valued at $19,000, which is the fair market value of the shares at the time of issuance.

On April 29, 2013, 31,915 shares of restricted common stock were issued to Scott Kline for consulting services performed for the Company. The invoice amount for these services was $6,000.

On May 6, 2013, 5,319 shares of restricted common stock were issued to James Clarke for services performed as Secretary, Treasurer, and member of the Board of Directors of the Company for the calendar years 2012 and 2011. These services were valued at $2,000, which is the fair market value of the shares at the time of issuance.

On July 17, 2013, FINRA approved a one for one hundred eighty eight (1:188) reverse stock split of the Corporation’s issued and outstanding common stock. Following the reverse split, the number of outstanding shares of the Corporation’s common stock decreased from 306,339,011 shares to 1,557,807 shares with effective date of July 17, 2013. All share and per share data reflected in the financial statements have been adjusted to reflect the results of the stock split.

Note 7: Related Party Transactions

The accrued wages owed under the employment agreement as of December 31, 2013 and 2012 were $285,653. Salary expense to this related party was $0 and $120,000 for the year ended December 31, 2013 and 2012, respectively. See note 4.

The Company has issued to Kurtis Cockrum 15,957 of common stock worth $6,000 on April 24, 2013 and to James Clarke 5,320 of common stock worth $2,000 on May 6, 2013 to settle the balance outstanding as of December 31, 2011. For the calendar year 2012, the Company owed Kurtis Cockrum $13,000 worth of common stock and James Clarke $6,000 worth of common stock. This amount has been recorded as director fees in the second quarter 2013 and the Company has issued to Kurtis Cockrum 34,574 of common stock worth $13,000 and 15,957 of common stock worth $6,000 on April 24, 2013 to settle the balance. For the calendar year 2013, the Company owed Kurtis Cockrum $10,000 worth of common stock and James Clarke $6,000 worth of common stock. The amount has been recorded as accrued director fees at December 31, 2013. The entire balance of $16,000 is still outstanding as of December 31, 2013. See note 4 and note 6.

Note 8: Commitments and Contingencies

The CEO and employees of the Company work from their homes. The fair market value of rents contributed by the related parties is estimated to be $50 per month, which is immaterial to the Company's financial statements, and has not been recorded on the Company's books.

DM PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Note 9: Income Taxes

As of December 31, 2013, the Company had net operating loss carry forwards of approximately $1,584,580 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$20,984	$56,705
Less: valuation allowance	(20,984)	(56,705)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$538,756	$517,772
Less: valuation allowance	(538,756)	(517,772)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,584,580 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

DM PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Note 11: Subsequent Events

The Company has decided to issue 100,000 shares of common stock to Kurtis Cockrum and 60,000 shares of common stock to James Clarke in February 2014 for services performed in 2013 on the Board of Directors. The services were valued at $10,000 and $6,000, respectively, and have been recorded in the fourth quarter of 2013 as an expense.

In 2013, 13,500,000, pre-split shares were issued incorrectly as a result of using an incorrect share price and that in order to correct the error, the Company is cancelling the shares given and reissuing the correct number of shares through the transfer agent. This event was recognized as of December 31, 2013. The incorrect shares were issued prior to the 1:188 reverse split in July of 2013. Actual shares cancelled are 71,809 post-reverse split.

In accordance with ASC 855-140, the Company has analyzed its operations subsequent to December 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the event described above.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial  Disclosure

None.

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Kurtis Cockrum.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013 our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during fourth quarter of 2013 that have materially affected or are reasonably likely to materially affect such controls.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under Securities Exchange Act of 1934.  Under the supervision and with the participation of our principal executive and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Based on this evaluation under the COSO Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Kurtis L. Cockrum	62	President, Chairman of Board of Directors
James Clarke	67	Secretary, Treasurer, Board Member

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

Item 11.  Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended December 31, 2012 and 2013.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kuris L. Cockrum, President (1)(2)	2013 2012	0 120,000	0 0	10,000 19,000	0 0	0 0	0 0	0 0	10,000 139,000
James R. Clarke(3) Secretary/Treasurer	2013 2012	0 0	0 0	6,000 8,000	0 0	0 0	0 0	0 0	6,000 8,000

(1)
The aggregate grant date fair value of the stock awards issued at $20,000 is computed in accordance with FASB ASC Topic 718.  The values attributable to the stock compensation were based on the existing sales of our common stock and the restrictions on re-sale at the time of issuance. Please refer to Note 1 of our audited financial statements for the years ended December 31, 2013 and 2012.

(2)	Mr. Cockrum didn’t not receive any salary compensation in 2013 due to lack of funds but did receive stock for service as a director. Compensation was not accrued for 2013.

(3)
The aggregate grant date fair value of the stock awards issued at $10,000 is computed in accordance with FASB ASC Topic 718.  The values attributable to the stock compensation were based on the existing sales of our common stock and the restrictions on re-sale at the time of issuance. Please refer to Note 1 of our audited financial statements for the years ended December 31, 2013 and 2012.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2013.

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

Employment Arrangement’s with Named Executive Officers

The company’s only employment contract is with its President, Kurt Cockrum. Such agreement was effective April 20, 2007 and continues unless and until terminated by either party pursuant to their rights under California law.  Compensation is $10,000 per month.  Due to lack of funds available in 2007 and 2008, a portion of Executive salaries were deferred from 2007, 2008 and 2010, 2011 until 2012.  Approximately $285,653 in salary is still owed from years 2007, 2008, 2010, 2011 and 2012. Mr. Cockrum’s salary was waived and not accrued in 2013.

DIRECTORS’ COMPENSATION TABLE

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kurtis L. Cockrum	2013 2012	0 120,000	0 0	10,000 19,000	0 0	0 0	0 0	0 0	10,000 139,000
James R. Clarke	2013 2012	0 0	0 0	6,000 8,000	0 0	0 0	0 0	0 0	6,000 8,000

Director Compensation

Kurt Cockrum and James Clarke are the only director’s to have received any salary compensation for their services on the board of directors. In 2013, shares of our common stock were issued to our directors for services performed.  We have considered offering additional compensation to our directors should we see a growth in our revenues and net worth.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of December 31, 2013, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

	Common Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Ownership(1)
Kurtis L. Cockrum 1507 Elise Ct. Walnut Creek, CA 94596	374,092	22.95%
James Clarke 2031 B Via Mariposa East Laguna Woods, CA 92637	56,737	3.48%
All officer and directors	430,829	26.4%
5% SHAREHOLDERS
Michael S. DeBenon 20522 Pierview Lane Huntington Beach, CA 92646	176,175	10.8%

(1)	The percentages are based on 1,629,614 shares of common stock outstanding on December 31, 2013.

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit and quarterly reviews of the Company’s financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$7,900	$0	$0	$0
2012	$7,250	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment(1)
3.3	By-Laws(1)
3.4	Certificate of Amendment, Article of Incorporation (3).

5.1	Certificate of Designation, Series “A” Preferred Stock (4)
8.1 8.2	Certificate of Dissolution of Aliano, Inc. Certificate of Dissolution of ELK Films, Inc.

10.1	Share Exchange Agreement, dated July 18, 2005(1)
10.2	Employment Agreement of Kurt Cockrum(1)
10.3	Monthly Retainer Agreement with Michael S. DeBenon(1)
10.4	Manufacturing, Marketing and Distribution Agreement with Banjo Buddies, Inc.(1)
10.5	Modification of Manufacturing, Marketing and Distribution Agreement with Banjo Buddies, Inc.(1)
10.6	Manufacturing, Marketing and Distribution Agreement with Tristar Products, Inc.(1)
10.7	Addendum to Manufacturing, Marketing and Distribution Agreement with Tristar Products, Inc.(1)
10.8	Settlement Agreement and Release with Banjo Buddies, Inc.(1)
10.9	Operating Agreement of Direct Success LLC #3 between Direct Success, Inc. and Buena Vista Infomercials, Inc. (2)
10.10	Settlement and Release Agreement with Script To Screen Productions, M2 Marketing and Management Services , Inc. (5)
14.1	Code of Ethics (6)
23.1	Consent of Independent Registered Public Accounting firm (6)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
April 10, 2014

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Kurtis Cockrum
Kurtis Cockrum President, Chairman of the Board of Directors, Principal Executive Officer, Principal Accounting Officer, and Director
April 10, 2014

By:	/s/ James Clarke
James Clarke Chief Financial Officer, Principal Financial Officer, Treasurer, Secretary and Director
April 10, 2014