Form 10-Q
period 2014-03-31
DM Products, Inc.
filed 2014-05-12
CIK 1485029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,821,803 common shares as of May 6, 2014.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
4	Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (unaudited) ;
5	Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 (unaudited);
6	Consolidated Statement of Stockholders’ Equity as of March 31, 2014 (unaudited);
7	Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited); and
8	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

DM Products, Inc. And Subsidiaries

March 31, 2014

Contents - Unaudited Financial Statements

Page

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statement of Stockholders' Equity (Deficit)	6

Consolidated Statements of Cash Flows	7

DM Products, Inc. And Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$624	$10,589
Total Current Assets	624	10,589

Property and Equipment - net	53	128
Other Assets
TOTAL ASSETS	$677	$10,717

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$43,668	$47,074
Accrued Expenses	286,453	301,653
Total Current Liabilities	330,121	348,727

Total Liabilities	330,121	348,727

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, 1,821,803 shares issued and outstanding (1,557,803 - 2013).	1,822	1,558
Additional Paid In Capital	1,271,148	1,245,012
Accumulated Deficit	(1,602,414)	(1,584,580)
Total DM Products, Inc. Stockholders' Equity (Deficit)	(329,444)	(338,010)
Total Stockholders' Equity (Deficit)	(329,444)	(338,010)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$677	$10,717

DM Products, Inc. And Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the 3 months ended	For the 3 months ended
	March 31, 2014	March 31, 2013
Revenues
Sales revenues
Total revenues	-	-

Operating expenses
Professional Fees	3,800	5,422
Salary & Wages	-	30,000
Consulting	10,400	184
General & Administrative expenses	3,636	4,071
Total operating expense	17,836	39,677

Income (Loss) from operations and before non-controlling Interest	(17,836)	(39,677)
Other Income	2	-

Income (Loss) before non-controlling Interest	(17,834)	(39,677)
Less: Income Attributable to non-controlling interest	-	(73)

Income (Loss) before income taxes	(17,834)	(39,604)

Provision for income taxes	-	-

Net Income (Loss)	$(17,834)	$(39,604)

Net Income (Loss) per common share-basic and fully diluted	$(0.0105)	$(0.0272)

Weighted average common shares outstanding-basic and diluted	1,695,670	1,453,931

DM Products, Inc. And Subsidiaries
Consolidated Statements of Shareholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2013	1,557,803	$1,558	$1,245,012	$(1,584,580)	$(338,010)

Shares issued per agreement for services performed	264,000	$264	$26,136		$26,400

Net income (loss) for the period ended March 31, 2014				$(17,834)	$(17,834)

Balance, March 31, 2014	1,821,803	$1,822	$1,271,148	$(1,602,414)	$(329,444)

DM Products, Inc. And Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the 3 months ended	For the 3 months ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities
Net Income/Loss	$(17,834)	$(39,677)
Adjustment to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	75	75
Share-based compensation	26,400	-
Changes in operating assets and liabilities:
Royalties receivable	-	1,541
Accounts payable	(3,406)	(12,519)
Accrued expenses	(15,200)	30,000
Net cash provided (used) by operating activities	(9,965)	(20,580)

Cash flow from investing activities	-	-

Cash flows from financing activities	-	-

Net increase (decrease) in cash	(9,965)	(20,580)

Cash at beginning of period	10,589	34,762
Cash at end of period	$624	$14,182

Supplemental disclosure of cash flow information:
Interest paid	$-	-
Taxes paid	$600	-

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

The Company operates from Walnut Creek, California and it wholly owned Direct Success, Inc. which owned 75% of Direct Success, LLC 3, a limited liability company formed on or about August 16, 2002. Direct Success, Inc. entered into a joint venture with Buena Vista Infomercial Corporation which owned 25%. The purpose is to market products through direct response to television infomercials. The companies obtain the distribution, production and licensing rights to a product in exchange for royalty agreements based on the sales of the products. The Company sets up the production, marketing and the distribution of the products.

On April 8, 2010 a Form S-1 Registration Statement was completed and submitted to the Securities and Exchange Commission. The registration filing was declared effective on October 15, 2010. On April 21, 2010 a Information Statement Form 211 was submitted to the Financial Industry Regulatory Authority (FINRA) for active trading on the Over the Counter Bulletin Board (OTCBB). The filing was approved on November 9, 2010.

On July 14, 2010, the Company incorporated a wholly-owned subsidiary corporation Aliano, Inc dba Aliano Westlake Village. The purpose of this fragrance and personal care division is to create, manufacture, distribute and sell prestige fragrances and beauty related products.

On December 27, 2012 the Company dissolved Aliano Inc., dba Aliano Westlake Village, since the corporation had been unsuccessful in raising sufficient capital to commence operations. As a result of this dissolution, an intercompany loan between the Company and Aliano, Inc. was written off in the respective books with no effect in the consolidated balance sheet and in the consolidated statement of operations.

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

On April 12, 2013, Articles of Incorporation were filed with the California Secretary of State for the creation of a new division, ELK Films, Inc. This division was established for both film production and distribution.

On December 26, 2012, the Company dissolved ELK Films, Inc. since the corporation had been unsuccessful in raising sufficient capital to commence operations. As a result of this dissolution, the intercompany loan between the Company and ELK Films, Inc. was written off in the respective books with no effect in the consolidated balance sheet and in the consolidated statement of operations.

On May 5, 2013, the Company entered into a non-binding Letter of Intent with Iris Corporation Berhad for the purchase of certain assets in exchange for 96.75% of the outstanding stock of DM Products.  Both parties to the transaction acknowledge that the Letter of Intent did not contain all matters upon which a Definitive Agreement (“Agreement”) must be reached, and that the obligations of the Parties to consummate an Agreement was subject to the negotiations and execution of a Definitive Agreement in form and substance satisfactory to all Parties and their respective counsel and further due diligence analysis.  A subsequent draft Agreement was approved by written consent of the Directors of DM Products, Inc. and its majority Shareholders. The draft Agreement was between the Company and Earth Heat Limited (an affiliate of Iris Corporation Berhad) and was consistent with the terms presented in the Letter of Intent.  However, the draft Agreement was never executed and the Letter of Intent since expired. In April, a confidential settlement was entered into between Iris Corporation Berhad, Earth Heat Limited and DM Products, Inc. whereby the parties satisfactorily resolved any current or future disputes that may arise as a result of the Letter of Intent, its expiration and the failure of the parties to agree upon a Definitive Agreement.

Basis of Consolidation

The consolidated financial statements include the accounts of DM Products, Inc., Aliano, Inc., Direct Success, Inc., and the accounts of its 75% owned subsidiary Direct Success LLC 3. All material inter-company transactions have been eliminated. As of December 31, 2013, both subsidiaries have been dissolved.

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

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less are considered to be cash equivalents.  At March 31, 2014 and December 31, 2013, the Company had cash balances of $624 and $10,589 respectively.

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax, assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2014, there have been no interest or penalties incurred on income taxes.

Advertising Policy

The Company recognizes advertising expense as incurred. The advertising expense for the three month periods ended March 31, 2014 and March 31, 2013 are $0 and $0 respectively.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2014.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.
The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to operating expense and additional paid-in capital over the period during which services are rendered. There were 31,915 shares issued to a non-employee with a value of $6,000 during the year ended December 31, 2013 and $27,000 or share-based compensation issued to employees and directors in 2013.
There was no stock-based compensation issued to non-employees during the period ended March 31, 2014.

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

Depreciation expenses totaled $75 and $75 for the three month periods ended March 31, 2014 and March 31, 2013, respectively.

Note 3: Non-Controlling Interest

The Company has owned 75% of Direct Success LLC 3 (LLC 3) since 2002. The assets and liabilities of Direct Success LLC 3 have been included in these consolidated financial statements. The 25% of LLC 3 not owned by the Company has been presented as a non-controlling interest in these financial statements. As of December 31, 2013 both entities were completely dissolved.

Note 4: Accrued Expenses

Accrued expenses consisted of the following at March 31, 2014 and December 31, 2013:

	2014		2013
Accrued Wages		$285,653		$285,653
Accrued Directors' Fees Accrued Tax	$ $	0 800	$ $	16,000 0
Total Accrued Expenses		$286,453		$301,653

Wages are accrued under an employee agreement entered into on the 20th day of April, 2007 by and between the Company and Kurt Cockrum, who is the CEO, President, Board Chairman, and a Director. According to the agreement, employee's starting salary is $6,000 per month during the first 90 days following execution of the agreement or until $500,000 in capital is raised. After such period of time, employee's salary shall be increased to $10,000 per month. Should the company determine it in the best interest not to pay employee's entire monthly compensation, at any time, any such compensation shall be treated as deferred compensation and will accumulate on the books and provided to employee, at employee's sole discretion, taking into consideration the funds available and the best interest of the Company.

The accrued wages owed under the employment agreement as of March 31, 2014 and December 31, 2013, respectively, were $285,653 and $285,653.

Salary expense to the related party was $0 for the period ended March 31, 2014 and December 31, 2013.

The Board of Directors passed a resolution on October 15, 2011 to compensate Directors, Secretary, Treasurer, CEO, President and Board Chairman by issuing common stock annually. This policy is retroactive with an effective date of January 1, 2010. Per the policy the Company owed Kurtis Cockrum who is a Director, CEO, President and Board Chairman $6,000 worth of common stock, James Clarke who is a Director, Secretary and Treasurer $2,000 worth of common stock as of December 31, 2011. This amount has been recorded  as director fees at December 31, 2011. The Company has issued to Kurtis Cockrum $6,000 worth of common stock on April 24, 2013 and to James Clarke $2,000 worth of common stock on May 6, 2013 to settle the balance. For the calendar year 2012, The Company owed Kurtis Cockrum $13,000 worth of common stock and James Clarke $6,000 worth of common stock. This amount has been recorded as director fees in the second quarter 2013 and the Company has issued to Kurtis Cockrum $13,000 worth of common stock and $6,000 worth of common stock on April 24, 2013 to settle the balance. For the calendar year 2013, The Company owed Kurtis Cockrum $10,000 worth of common stock and James Clarke $6,000 worth of common stock. The amount has been recorded as accrued director fees at December 31, 2013 and the Company has issued to Kurtis Cockrum $10,000 worth of common stock on February 12, 2014 and to James Clarke $6,000 worth of common stock to settle the balance.

Note 5: Other Income

On July 10, 2013, the company received an advance of $8,000 from Iris Corporation related to entering a Letter of Intent on the potential acquisition of the Company. On October 16, 2013 and October 31, 2013, the Company received additional advances of $15,000 and $12,500. The total of advances received from Iris Corporation amounted to $35,500 at December 31, 2013. The Company has recently placed Iris Corporation on notice that it is in default under the Letter of Intent for acquisition and does not believe it is obligated to return any of the sums advanced to the Company.

Note 6: Common Stock

The Company has 430,000,000 shares of capital stock, consisting of 400,000,000 shares of $0.001 par value common stock,  and 30,000,000 shares of $0.001 par value preferred stock. The Company had 1,821,803 shares of common stock issued and outstanding as of March 31, 2014 and 1,557,803 shares issued and outstanding as of December 31, 2013.

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

On May 6, 2013, 5,319 shares of restricted common stock were issued to James Clarke for services performed as Secretary, Treasurer, and member of the Board of Directors of the Company for the calendar year 2012 and 2011. These services were valued at $2,000, which is the fair market value of the shares at the time of issuance.

On July 17, 2013, FINRA approved a one for one hundred eighty eight (1:188) reverse split of the Corporation’s issued and outstanding common stock. Following the reverse split, the number of outstanding shares of the Corporation common stock decreased from 306,339,011 shares to 1,557,807 shares with effective date of July 17, 2013. All share and per share data reflected in the financial statements have been adjusted to reflect the results of the stock split.

On February 12, 2014, 60,000 shares of restricted common stock were issued to James Clarke for services performed as Secretary, Treasurer, and member of the Board of Directors of the Company for the calendar year 2013. These services were valued at $6,000, which is the fair market value of the shares at the time of issuance.

On February 12, 2014, 100,000 shares of restricted common stock were issued to Kurtis Cockrum for services performed as President and Chairman of the Board of Directors of the Company for the calendar years 2013. These services were valued at $10,000, which is the fair market value of the shares at the time of issuance.

On February 12, 2014, 104,000 shares of restricted common stock were issued to Don Baker for consulting services performed for the Company. The invoice amount for these services was $10,400.

Note 7: Related Party Transactions

The accrued wages owed under the employment agreement as of March 31, 2014 and December 31, 2013 were $285,653. Salary expense to this related party was $0 as of March 31, 2014 and for the year ended December 31, 2014. See note 4.

The Company has issued to Kurtis Cockrum 15,957 of common stock worth $6,000 on April 24, 2013 and to James Clarke 5,319 of common stock worth $2,000 on May 6, 2013 to settle the balance outstanding as of December 31, 2011. For the calendar year 2012, the Company owed Kurtis Cockrum $13,000 worth of common stock and James Clarke $6,000 worth of common stock. This amount has been recorded as director fees in the second quarter 2013 and the Company has issued to Kurtis Cockrum 34,574 of common stock worth $13,000 and 15,957 of common stock worth $6,000 on April 24, 2013 to settle the balance. For the calendar year 2013, the Company owed Kurtis Cockrum $10,000 worth of common stock and James Clarke $6,000 worth of common stock. The amount has been recorded as accrued director fees at December 31, 2013 and the Company has issued to Kurtis Cockrum 100,000 of common stock worth $10,000 and James Clarke 60,000 of common stock worth $6,000 on February 12, 2014 to settle the balance. See note 4 and note 6.

Note 8: Commitments and Contingencies

The CEO and employees of the Company work from their homes. The fair market value of rents contributed by the related parties are estimated to be $50.00 per month, which is immaterial to the Company's financial statements, and has not been recorded on the Company's books.

Note 9: Income Taxes

As of March 31, 2014, the Company had net operating loss carry forwards of approximately $1,602,414 that may be available to reduce future years’ taxable income through 2032. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

              The provision for federal income tax consists of the following for the three months ended:

	March 31, 2014	March 31, 2013
Federal income tax benefit attributable to:
Current Operations	$6,064	$13,465
Less: valuation allowance	$(6,064)	$(13,465)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2014	December 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$544,821	$538,756
Less: valuation allowance	$(544,821)	$(538,756)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,602,414 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, the net operating loss carry forwards may be limited as to use in future years.

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

Note 11: Subsequent Events

On April 4, 2014 a Disbursement Agreement was executed with IRIS Corporation Berhad, Earth Heat Ltd, Econia Technologies Inc, Jose Antonio Capote, Janusz Bilinski, Scott Kline Law group and Craig Sultan. This agreement represents a full and complete payment of $25,000 related to expenses incurred in the previously contemplated transaction associated with a Reverse Take Over (RTO) of DM Products Inc. DM Products also agrees to not take any legal action and heretofore agree to a General Release of any further claims against mentioned parties. Due to non-performance of the LOI dated May 1, 2013, to acquire DM products by RTO. DM Products further agrees that, for a period of 6 months from the date of this agreement (extendable by mutual consent), to preferentially consider a future offer to undertake a RTO Transaction that may be reintroduced by Earth Heat Ltd on the basis of the terms similar to that set forth in the previous LOI.

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

Although we are actively pursuing additional business opportunities, as seen elsewhere in this filing, we have several direct marketing products available to launch if sufficient funding is obtained.

Purchase of Earth Heat Limited and  W2W BV Sp Z.o.o  and PHIL ECO INC

On May 5, 2013, the Company entered into a non-binding Letter of Intent with Iris Corporation Berhad for the purchase of certain assets in exchange for 96.75% of the outstanding stock of DM Products.  Both parties to the transaction acknowledge that the Letter of Intent did not contain all matters upon which a Definitive Agreement (“Agreement”) must be reached, and that the obligations of the Parties to consummate an Agreement was subject to the negotiations and execution of a Definitive Agreement in form and substance satisfactory to all Parties and their respective counsel and further due diligence analysis.  A subsequent draft Agreement was approved by written consent of the Directors of DM Products, Inc. and its majority Shareholders. The draft Agreement was between the Company and Earth Heat Limited (an affiliate of Iris Corporation Berhad) and was consistent with the terms presented in the Letter of Intent.  However, the draft Agreement was never executed and the Letter of Intent since expired.

On April 4, 2014, a confidential settlement was executed with IRIS Corporation Berhad, Earth Heat Ltd, Econia Technologies Inc, Jose Antonio Capote, Janusz Bilinski, Scott Kline Law group and Craig Sultan whereby the parties satisfactorily resolved any current or future disputes that may arise as a result of the Letter of Intent, its expiration and the failure of the parties to agree upon a Definitive Agreement.  This agreement represents a full and complete payment of $25,000 related to expenses incurred in the contemplated transaction associated with a Reverse Take Over (RTO) of DM Products Inc. DM Products has agreed to not take any legal action and agreed to a General Release of any further claims against mentioned parties. Due to non-performance of the LOI dated May 1, 2013, to acquire DM products by RTO. DM Products further agreed that, for a period of 6 months from the date of this agreement (extendable by mutual consent), to preferentially consider a future offer to undertake a RTO Transaction that may be reintroduced by Earth Heat Ltd on the basis of the terms similar to that set forth in the previous LOI.

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

Results of Operations for the three months ended March 31, 2014 and ended March 31, 2013

Results of Operations our revenue was $0.00 for the three months ended March 31, 2014, and $0.00 for the same period ended March 31, 2013.  For all periods mentioned above, our revenues were solely based on royalty payments, thus, our cost of goods sold during this period was zero. Pursuant to an arbitration settlement, the contractual term of our rights concerning the Banjo Minnow discontinued June 30, 2012. However some revenue continued from the inventory sell off period until yearend 2012.

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

We have incurred an operating loss in the amount of $17,836 and net loss in the amount of $17,834 for the three months ended March 31, 2014 as compared to an operating loss $39,677 and net loss in the amount of $39,604 for the same period ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had total assets in the amount of $677 consisting of $624 in cash, $0.00 in Prepaid Expenses and $53 in Property and Equipment.  Our current liabilities as of March 31, 2014 were $330,121.  We had a working capital deficit of ($329,444) as of March 31, 2014.

Our current monthly fixed expenses (“Burn Rate”) are approximately $8,000.
As of March 31, 2014, our cash reserves were $624.   If we need to and cannot raise additional capital, we would be forced to discontinue operations.

Off Balance Sheet Arrangements

As of March 31, 2014, there were no off balance sheet arrangements.

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

There were no sales of equity securities during the period ended March 31, 2014.

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

DM Products, Inc.

Date:	May 12, 2014

By: /s/ Kurtis Cockrum Kurtis Cockrum Title: Chief Executive Officer and Director