Form 10-Q
period 2014-06-30
DM Products, Inc.
filed 2014-08-08
CIK 1485029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

[ ] Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company	[ ] Large accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,821,855 common shares as of August 8, 2014.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (unaudited);
F-2	Consolidated Statements of Operations for the three months and six months ended June 30, 2014 and 2013 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity as of June 30, 2014 (unaudited);
F-4	Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

DM Products, Inc. And Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$8,662	$10,589
Total Current Assets	8,662	10,589

Property and Equipment - net	-	128
Other Assets
TOTAL ASSETS	$8,662	$10,717

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$36,789	$47,074
Accrued Expenses	285,653	301,653
Total Current Liabilities	322,442	348,727

Total Liabilities	322,442	348,727

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, 1,821,803 shares issued and outstanding (1,557,803 - 2013).	1,822	1,558
Additional Paid In Capital	1,271,148	1,245,012
Accumulated Deficit	(1,586,750)	(1,584,580)
Total DM Products, Inc. Stockholders' Equity (Deficit)	(313,780)	(338,010)
Total Stockholders' Equity (Deficit)	(313,780)	(338,010)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$8,662	$10,717

DM Products, Inc. And Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the 3 months ended	For the 3 months ended	For the 6 months ended	For the 6 months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues
Total revenues	-	-	-	-

Operating expenses
Professional Fees	5,391	4,469	9,191	9,890
Consulting	-	25,000	10,400	25,184
General & Administrative expenses	3,945	13,673	7,581	17,745
Reimbursed expenses	(25,000)	-	(25,000)	-
Total operating expense	(15,664)	43,142	2,172	52,819

Income (Loss) from operations and before non-controlling Interest	15,664	(43,142)	(2,172)	(52,819)
Other Income	-	2,424	2	2,424

Income (Loss) before non-controlling Interest	15,664	(40,718)	(2,170)	(50,395)
Less: Income Attributable to non-controlling interest	-	431	-	358

Income (Loss) before income taxes	15,664	(41,149)	(2,170)	(50,753)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$15,664	$(41,149)	(2,170)	(50,753)

Net Income (Loss) per common share-basic and fully diluted	$0.0089	$(0.0001)	$(0.0012)	$(0.0002)

Weighted average common shares outstanding-basic and diluted	1,759,085	285,256,138	1,759,085	285,256,138

DM Products, Inc. And Subsidiaries
Consolidated Statement of Shareholders' Equity (Deficit)
(Unaudited)

	Common Stock, Shares	Common Stock, Amount	Additional Paid In Capital	Accumulated Deficit		Total Shareholders' Equity (Deficit)
Balance, December 31, 2013	1,557,803	$1,558	$1,245,012	$	$(1,584,580)	$(338,010)

Shares issued per agreement for services performed	264,000	$264	$26,136			$26,400

Net income (loss) for the period ended June 30, 2014					$(2,170)	$(2,170)

Balance, June 30, 2014	1,821,803	$1,822	$1,271,148		$(1,586,750)	$(313,780)

DM Products, Inc. And Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the 6 months ended	For the 6 months ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities
Net Income/Loss	$(2,170)	$(50,395)
Adjustment to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	128	150
Share-based compensation	26,400	33,000
Changes in operating assets and liabilities:
Royalties receivable	-	1,541
Accounts payable	(10,285)	(6,882)
Other payable	-	(2,424)
Accrued expenses	(16,000)	(8,000)
Net cash provided (used) by operating activities	(1,927)	(33,010)

Cash flow from investing activities	-	-

Cash flows from financing activities	-	-

Net increase (decrease) in cash	(1,927)	(33,010)

Cash at beginning of period	10,589	34,762
Cash at end of period	$8,662	$1,752

Supplemental disclosure of cash flow information:
Interest paid	$-	-
Taxes paid	$600	2,300

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

On April 12, 2012, Articles of Incorporation were filed with the California Secretary of State for the creation of a new division, ELK Films, Inc. This division was established for both film production and distribution.

On December 26, 2012, the Company dissolved ELK Films, Inc. since the corporation has been unsuccessful in raising sufficient capital to commence operations. As a result of this dissolution, the intercompany loan between the Company and ELK Films, Inc. was written off in the respective books with no effect in the consolidated balance sheet and in the consolidated statement of operations.

On December 27, 2012 the Company dissolved Aliano Inc., dba Aliano Westlake Village, since the corporation has been unsuccessful in raising sufficient capital to commence operations. As a result of this dissolution, the intercompany loan between the Company and Aliano, Inc. was written off in the respective books with no effect in the consolidated balance sheet and in the consolidated statement of operations.

In December, 2012, the Company began negotiations with Magnum Real Estate Services, Inc., a Delaware corporation and Don Baker, an individual, for the formation of Dyatlov Pass Productions, LLC, a Nevada limited liability company. It is the intent of the joint venture to raise capital sufficient to produce, promote and distribute a film based on screenplay written by Don Baker. Pursuant to an agreement entered into subsequent to the filing period contained herein, DM Products, Inc. owns 33 1/3% of Dyatlov Pass Productions, LLC. However, the Company surrendered its interest and participation in Dyatlov Pass Productions by way of Board Resolution on April 29, 2013

On May 5, 2013, the Company entered into a non-binding Letter of Intent with Iris Corporation Berhad for the purchase of certain assets in exchange for 96.75% of the outstanding stock of DM Products.  Both parties to the transaction acknowledge that the Letter of Intent did not contain all matters upon which a Definitive Agreement (“Agreement”) must be reached, and that the obligations of the Parties to consummate an Agreement was subject to the negotiations and execution of a Definitive Agreement in form and substance satisfactory to all Parties and their respective counsel and further due diligence analysis.  A subsequent draft Agreement was approved by written consent of the Directors of DM Products, Inc. and its majority Shareholders. The draft Agreement was between the Company and Earth Heat Limited (an affiliate of Iris Corporation Berhad) and was consistent with the terms presented in the Letter of Intent.  However, the draft Agreement was never executed and the Letter of Intent since expired. In April, a confidential settlement was entered into between Iris Corporation Berhad, Earth Heat Limited and DM Products, Inc. whereby the parties satisfactorily resolved any current or future disputes that may arise as a result of the Letter of Intent, its expiration and the failure of the parties to agree upon a Definitive Agreement.

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

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less are considered to be cash equivalents.  At June 30, 2014 and December 31, 2013, the Company had cash balances of $8,662 and $10,589 respectively.

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax, assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2014, there have been no interest or penalties incurred on income taxes.

Advertising Policy

The Company recognizes advertising expense as incurred. The advertising expense for the six month periods ended June 30, 2014 and June 30, 2013 are $0 and $0 respectively.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2014.

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

There was no stock-based compensation issued to non-employees during the six months  ended June 30, 2014.

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

Depreciation expenses totaled $128 and $150 for the six month periods ended June 30, 2014 and June 30, 2013, respectively.

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

Note 4: Accrued Expenses

Accrued expenses consisted of the following at June 30, 2014 and December 31, 2013:

	2014	2013
Accrued Wages	$285,653	$285,653
Accrued Directors' Fees	0	16,000
Total Accrued Expenses	$285,653	$301,653

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

The accrued wages owed under the employment agreement as of June 30, 2014 and December 31, 2013, respectively, were $285,653 and $285,653.

Salary expense to the related party was $0 for the period ended June 30, 2014 and December 31, 2013.

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

Note 6: Reimbursed Expenses

On April 04, 2014, the company entered into an agreement with IRIS Corparation to reimburse expenses relating to a Reverse Take Over (RTO) of DM Products. On April 09, 2014, the company received the $25,000.

Note 7: Common Stock

The Company has 430,000,000 shares of capital stock, consisting of 400,000,000 shares of $0.001 par value common stock,  and 30,000,000 shares of $0.001 par value preferred stock. The Company had 1,821,803 306,339,0113033shares of common stock issued and outstanding as of June 30, 2014 and 1,557,803 shares issued and outstanding as of December 31, 2013.

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

On July 17, 2013, FINRA approved a one for one hundred eighty eight (1:188) reverse split of the Corporation’s issued and outstanding common stock. Following the reverse split, the number of outstanding shares of the Corporation common stock decreased from 306,339,011 shares to 1,557,803 shares with effective date of July 17, 2013. All share and per share data reflected in the financial statements have been adjusted to reflect the results of the stock split.

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

Note 8: Related Party Transactions

The accrued wages owed under the employment agreement as of June 30, 2014 and December 31, 2013 were $285,653. Salary expense to this related party was $0 as of June 30, 2014 and for the year ended December 31, 2014. See note 4.

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

Note 9: Commitments and Contingencies

The CEO and employees of the Company work from their homes. The fair market value of rents contributed by the related parties are estimated to be $50 per month, which is immaterial to the Company's financial statements, and has not been recorded on the Company's books.

Note 10: Income Taxes

As of June 30, 2014, the Company had net operating loss carry forwards of approximately $1,586,749 that may be available to reduce future years’ taxable income through 2032. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

              The provision for federal income tax consists of the following for the six months ended:

	June 30, 2014	June 30, 2013
Federal income tax benefit attributable to:
Current Operations	$738	$17,256
Less: valuation allowance	(738)	(17,256)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2014	December 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$539,494	$538,756
Less: valuation allowance	(539,494)	(538,756)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,586,749 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, the net operating loss carry forwards may be limited as to use in future years.

Note 11: Going Concern

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

Note 12: Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

On April 4, 2014, a confidential settlement was executed with IRIS Corporation Berhad, Earth Heat Ltd, Econia Technologies Inc, Jose Antonio Capote, Janusz Bilinski, Scott Kline Law group and Craig Sultan whereby the parties satisfactorily resolved any current or future disputes that may arise as a result of the Letter of Intent, its expiration and the failure of the parties to agree upon a Definitive Agreement DM Products has further agreed that, for a period of 6 months from the date of the agreement (extendable by mutual consent), to preferentially consider a future offer to undertake a Reverse Take Over (RTO) transaction that may be reintroduced by Earth Heat Ltd on the basis of  terms similar to that set forth in the previous LOI.

Although the Company is still discussing with Hearth Heat the possibility of a new Agreement,  we are actively looking at other opportunities to benefit the Company and increase value to our shareholders.

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

Results of Operations for the three months and six months ended June 30, 2014 and ended June 30, 2013

Results of Operations for the three months and six months ended June 30, 2014 and ended June 30, 2013 our revenue was $0.00 for the three months ended June 30, 2014, and $0.00 for the same period ended June 30, 2013.  Our revenue was $0.00 six months ending  June 30,2014 and $0,00 for the same period ending June 30, 2013.  For all periods mentioned above, our revenues were solely based on royalty payments, thus, our cost of goods sold during this period was zero. Pursuant to an arbitration settlement, the contractual term of our rights concerning the Banjo Minnow discontinued June 30, 2012. However some revenue continued from the inventory sell off period until yearend 2012.

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

We have incurred an operating loss in the amount of $9,336 and net Profit in the amount of $15,664 for the three months ended June 30, 2014 as compared to an operating loss $43,142 and net loss in the amount of $41,149 for the same period ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had total assets in the amount of $8,662 consisting of $8,662 in cash, $0.00 in Prepaid Expenses and $0.00 in Property and Equipment.  Our current liabilities as of June 30, 2014 were $322,442.  We had a working capital deficit of ($313,780) as of June 30, 2014.

Our current monthly fixed expenses (“Burn Rate”) are approximately $8,000.  As of June 30, 2014, our cash reserves were $8,662.   If we need to and cannot raise additional capital, we would be forced to discontinue operations.

Off Balance Sheet Arrangements

As of June 30, 2014, there were no off balance sheet arrangements.

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

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the period ended June 30, 2014.

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

DM Products, Inc.

Date:	August 8, 2014

By: /s/ Kurtis Cockrum Kurtis Cockrum Title: Chief Executive Officer and Director