Form 10-Q
period 2014-09-30
DM Products, Inc.
filed 2014-11-03
CIK 1485029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,821,803 common shares as of November 3, 2014.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (unaudited);
F-2	Consolidated Statements of Operations for the three months and six months ended June 30, 2014 and 2013 (unaudited);
F-3	Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited); and
F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

DM Products, Inc. And Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$4,549	$10,589
Total Current Assets	4,549	10,589

Property and Equipment - net	-	128
Other Assets
TOTAL ASSETS	$4,549	$10,717

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$40,388	$47,074
Accrued Expenses	285,653	301,653
Total Current Liabilities	326,041	348,727

Total Liabilities	326,041	348,727

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, 1,821,803 shares issued and outstanding (1,557,803 - 2013).	1,822	1,558
Additional Paid In Capital	1,271,148	1,245,012
Accumulated Deficit	(1,594,462)	(1,584,580)
Total DM Products, Inc. Stockholders' Equity (Deficit)	(321,492)	(338,010)
Total Stockholders' Equity (Deficit)	(321,492)	(338,010)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$4,549	$10,717

The accompanying notes are an integral part of these financial statements.

DM Products, Inc. And Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the 3 months ended	For the 3 months ended	For the 9 months ended	For the 9 months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues
Total revenues	-	-	-	-

Operating expenses
Professional Fees	3,668	10,124	12,859	20,014
Consulting	-	-	10,400	25,184
General & Administrative expenses	4,045	9,269	11,625	27,014
Total operating expense	7,713	19,393	34,884	72,212

Income (Loss) from operations and before non-controlling Interest	(7,713)	(19,393)	(34,884)	(72,212)
Other Income	-	-	25.002	2,424

Income (Loss) before non-controlling Interest	(7,713)	(19,393)	(9,882)	(69,788)
Less: Income Attributable to non-controlling interest	-	-	-	358

Income (Loss) before income taxes	(7,713)	(19,393)	(9,882)	(70,146)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(7,713)	$(19,393)	(9,882)	(70,146)

Net Income (Loss) per common share-basic and fully diluted	$(0.0043)	$(0.0124)	$(0.0056)	$(0.0481)

Weighted average common shares outstanding-basic and diluted	1,821,803	1,557,803	1,781,038	1,454,307

The accompanying notes are an integral part of these financial statements.

DM Products, Inc. And Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the 9 months ended September 30, 2014	For the 9 months ended September 30, 2013
Cash flows from operating activities
Net Income/Loss	$(9,882)	$(69,788)
Adjustment to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	128	225
Share-based compensation	26,400	33,000
Changes in operating assets and liabilities:
Royalties receivable	-	1,541
Accounts payable	(6,686)	2,920
Other payable	-	(2,424)
Advance from IRIS Corp		8,000
Accrued expenses	(16,000)	(8,000)
Net cash provided (used) by operating activities	(6,040)	(34,526)

Cash flow from investing activities	-	-

Cash flows from financing activities	-	-

Net increase (decrease) in cash	(6,040)	(34,526)

Cash at beginning of period	10,589	34,762
Cash at end of period	$4,549	$236

Supplemental disclosure of cash flow information:
Interest paid	$-	-
Taxes paid	$600	2,300

The accompanying notes are an integral part of these financial statements.

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

On July 14, 2010, the Company incorporated a wholly-owned subsidiary corporation Aliano, Inc dba Aliano Westlake Village. The purpose of this fragrance and personal care division is to create, manufacture, distribute and sell prestige fragrances and beauty related products

On April 12, 2012, Articles of Incorporation were filed with the California Secretary of State for the creation of a new division, ELK Films, Inc. This division was established for both film production and distribution.

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

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less are considered to be cash equivalents.  At September 30, 2014 and December 31, 2013, the Company had cash balances of $4,549 and $10,589 respectively.

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax, assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2014, there have been no interest or penalties incurred on income taxes.

Advertising Policy

The Company recognizes advertising expense as incurred. The advertising expense for the nine month periods ended September 30, 2014 and September 30, 2013 are $0 and $0 respectively.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2014.

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

There was no stock-based compensation issued to non-employees during the nine months  ended September 30, 2014.

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

Depreciation expenses totaled $128 and $225 for the nine month periods ended September 30, 2014 and September 30, 2013, respectively.

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

Accrued expenses consisted of the following at September 30, 2014 and September 31, 2013:

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

The accrued wages owed under the employment agreement as of September 30, 2014 and December 31, 2013, respectively, were $285,653 and $285,653.

Salary expense to the related party was $0 for the period ended September 30, 2014 and September 30, 2013.

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

On April 4, 2014, the company entered into an agreement with IRIS Corporation to reimburse expenses relating to a failed Reverse Take Over (RTO) of DM Products. On April 09, 2014, the company received the $25,000.

Note 6: Common Stock

The Company has 430,000,000 shares of capital stock, consisting of 400,000,000 shares of $0.001 par value common stock,  and 30,000,000 shares of $0.001 par value preferred stock. The Company had 1,821,803 shares of common stock issued and outstanding as of September 30, 2014 and 1,557,803 shares issued and outstanding as of December 31, 2013.

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

Note 7: Related Party Transactions

The accrued wages owed under the employment agreement as of September 30, 2014 and December 31, 2013 were $285,653. Salary expense to this related party was $0 as of September 30, 2014 and for the year ended December 31, 2013. See note 4.

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

Note 9: Income Taxes

As of September 30, 2014, the Company had net operating loss carry forwards of approximately $1,594,462 that may be available to reduce future years’ taxable income through 2032. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

              The provision for federal income tax consists of the following for the nine months ended:

	Sept 30, 2014	Sept 30, 2013
Federal income tax benefit attributable to:
Current Operations	$3,360	$23,850
Less: valuation allowance	(3,360)	(23,850)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	Sept 30, 2014	December 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$542,116	$538,756
Less: valuation allowance	(542,116)	(538,756)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,594,462 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, the net operating loss carry forwards may be limited as to use in future years.

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

Note 11: Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Although the Company is still discussing with Earth Heat the possibility of a new Agreement, we are actively looking at other opportunities to benefit the Company and increase value to our shareholders.

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

Results of Operations for the three months and nine months ended September 30, 2014 and ended September 30, 2013

Results of Operations for the three months and nine months ended September 30, 2014 and ended September 30, 2013 our revenue was $0.00.  For all periods mentioned above, our revenues were solely based on royalty payments, thus, our cost of goods sold during this period was zero. Pursuant to an arbitration settlement, the contractual term of our rights concerning the Banjo Minnow discontinued June 30, 2012. However some revenue continued from the inventory sell off period until yearend 2012.

We do not expect any further Banjo Minnow revenue coming at this time or in the future and we have no other revenue coming in from the Direct Marketing industry. We continue to look at the option of executing a business plan in the Waste to Energy Industry pursuant to executing a new Share Exchange Agreement with Earth Heat and W2W.   The company continues to determine its next step with its business plan and is looking at other viable opportunities and is in conversation with other interested merger candidates with other business models.

We have incurred an operating loss in the amount of $7,713 and net loss in the amount of $7,713 for the three months ended September 30, 2014 as compared to an operating loss of $19,393 and a net loss in the amount of $19,393 for the same period ended September 30, 2013. Our operating loss was $34,884 and a net loss in the amount $9,882 for the nine months ending September 30, 2014, as compared to an operating loss of $72,212 and a net loss of $70,146 for the same period ending September 30, 2013.

 Liquidity and Capital Resources

As of September 30, 2014, we had total assets in the amount of $4,549 consisting of $4,549 of cash.  Our current liabilities as of September 30, 2014 were $326,041.  We had a working capital deficit of ($321,492) as of September 30, 2014.

Our current monthly fixed expenses (“Burn Rate”) are approximately $4,000.  As of September 30, 2014, our cash reserves were $4,549.   If we need to and cannot raise additional capital, we would be forced to discontinue operations.

Off Balance Sheet Arrangements

As of September 30, 2014, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.    Remove and Reserve

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Kurtis Cockrum.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2013.

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

There were no sales of equity securities during the period ended September 30, 2014.

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

DM Products, Inc.

Date:	November 3, 2014

By: /s/ Kurtis Cockrum Kurtis Cockrum Title: Chief Executive Officer and Director