Form 10-K
period 2014-12-31
New Asia Holdings, Inc.
filed 2015-04-15
CIK 1485029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-165961

New Asia Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-0460095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

33 Ubi Avenue 3 #07-58 Vertex Building Tower A, Singapore 408868
(Address of principal executive offices)

+65 6702 3808
(Registrant’s telephone number, including area code)

DM Products, Inc.
(Former name or former address if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [ X ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of April 14, 2015 was approximately $256,493 based upon 5,129,860 shares held by non-affiliates and a closing market price of $0.05 per share on April 14, 2015, as reported on www.bigcharts.com.

The number of shares outstanding of each of the issuer’s classes of common stock, as of April 2, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	60,726,767
Preferred Stock, $0.001 par value	none

DOCUMENTS INCORPORATED BY REFERENCE

None.

New Asia Holdings, Inc.

Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2014

Special Note Regarding Forward Looking Statements

Certain statements contained in this annual filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

ITEM 1.	BUSINESS.

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

Business Plan

After the Change in control, our business model is focused to provide the financial community with highly advanced, proprietary, neural trading models. Our state-of-the-art, trainable, algorithms emulate aspects of the human brain, providing our algorithms with a self-training ability to formalize unclassified information and thus develop an enhanced ability to make forecasts based on the historical information and other data available at their disposal.  Our Neural networks do not make forecasts. Instead, they analyze price data and uncover opportunities. Using our proprietary neural network, trade decisions are made based on thoroughly analyzed data (which is not generally possible when using traditional technical analysis methods). NAHD offers a series of "Next-Generation" tools that can detect subtle non-linear interdependencies and patterns that other methods of technical analysis are unable to uncover.

NAHD offers trading software solutions to clients on the basis of a "Software as a Service (SaaS)" licensing and delivery models with licensed users availing themselves of a service-based contractual arrangements. In addition, NAHD utilizes its in-house proprietary neural trading models to trade its own funds, thus providing added value to its shareholders.

The NAHD team's proprietary trading models are developed by professional engineers in communications, electronic circuitry design and financial engineering. This diverse team is the key factor of our successful development of non-traditional and innovative trading models.  Our systems, which bring a proven, rigorously tested, track-record, are designed to take intelligent positions as the market moves/changes. Our proprietary algorithmic trading systems generate superior, risk adjustable, returns for our clients.

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

On January 23, 2013, we filed an Articles of Amendment (the “Articles of Amendment”) with the Secretary of State of the State of Nevada effecting a name change of the Company to New Asia Holdings, Inc. (the “Name Change”).  The Company has notified the Financial Industry Regulatory Authority (“FINRA”) of the Name Change and new trading symbol, “NAHD” has been assigned effective February 13, 2015.

The new CUSIP number for the Company's common stock is 64202A109.

On December 24, 2014, DM Products, Inc., a Nevada corporation (the “Company”), entered into a Stock Purchase Agreement (the “Agreement”) with four accredited investors pursuant to which the Company issued an aggregate of 58,904,964 shares of common stock, or approximately 97% of the issued and outstanding common stock of the Company, at an aggregate purchase price of approximately $350,000.

At the Closing, Kurt L. Cockrum and James Clark resigned from all offices of the Company as of December 24, 2014.

The board of directors and shareholders holding a majority of the common stock of the Company approved the Agreement and the transactions contemplated under the Agreement.

Employees

The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

ITEM 1A.	RISK FACTORS.

Limited Operating History makes Potential Difficult to Assess

The Company’s current operations are not growing and are not sustainable.  At the present time, we have no successful operating history. There can be no guarantee that we will ever be profitable. From our inception through December 31, 2014, we generated no revenue. We had a negative stockholders’ equity of $350,000 at December 31, 2014.  There is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.  As a result, we are seeking to acquire assets and/or other business lines.  The Company has limited assets and financial resources. The Company will, in all likelihood, continue to sustain operating expenses without significant corresponding revenues, at least until the consummation of a business combination. This will most likely result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

As of the date of this filing, New Asia Holdings Limited, which is owned by our CEO, Lin Kok Peng, beneficially owns approximately 90.4% of our issued and outstanding common stock. As a result, our CEO is able to exercise significant influence over most matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

It is anticipated that the Company’s principal shareholder may actively negotiate or otherwise consent to the purchase of a portion of its common stock as a condition to, or, in connection with, a proposed merger or acquisition transaction. In this process, the Company’s principal shareholders may consider its own personal pecuniary benefit rather than the best interest of other Company shareholders. Depending upon the nature of a proposed transaction, Company shareholder other than the principal shareholders may not be afforded the opportunity to approve or consent to a particular transaction.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended December 31, 2013 and December 31, 2012, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

  our ability to begin substantial operations;
  our ability to locate clients who will purchase our products and services; and
  our ability to generate substantial revenues.
Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our ongoing operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

There is No Agreement For A Business Combination and No Minimum Requirements for a Business Combination

The Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

No Assurance of Success or Profitability

There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company’s outstanding shares will be increased thereby.

Type of Business To Be Acquired

The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company’s limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

Lack of Diversification

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company’s probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

Limited Number of Directors and Officers

Because management consists of only three people, while seeking a business combination, Lin Kok Peng, the Company’s CEO, and Scott C. Kline, the Company’s Secretary, will be the only persons responsible in conducting the day-to-day operations of the Company. The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company. Our officers anticipate devoting only a limited amount of time per month to the business of the Company. Neither of our officers has entered into a written employment agreement with the Company and they are not expected to do so. The Company does not anticipate obtaining key man life insurance on our officers. The loss of the services of our officers would adversely affect development of the Company’s business and its likelihood of continuing operations.

Dependence Upon Management, Limited Participation of Management

The Company will be entirely dependant upon the experience of its officer and director in seeking, investigating, and acquiring a business and in making decisions regarding the Company’s operations. Because investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company’s officers and directors. (See Management.)

We have a lack of liquidity and will need additional financing in the future. Additional financing may not be available when needed, which could delay or indefinitely postpone our development and impair our operations. We may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company’s currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholder. However, the Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company’s operations will be limited to those that can be financed with its modest capital.

Dependence Upon Outside Advisors

To supplement the business experience of its officer and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company’s officer, without any input by shareholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officer of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

Regulation of Penny Stocks

The U. S. Securities and Exchange Commission (SEC) has adopted a number of rules to regulate “penny stocks.” Because the securities of the Company may constitute “penny stocks” within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers’ (NASD) OTC Bulletin Board or the “Pink Sheets”, the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person’s financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and © receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company’s management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company’s securities.

There May Be A Scarcity of and/or Significant Competition For Business Opportunities and/or Combinations

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

Reporting Requirements May Delay or Preclude Acquisition

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 4 days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, and acquisition of assets or otherwise, the successor company is required to provide in a Current Report on Form 8-K the same kind of information that would appear in a Registration Statement or an Annual Report on Form 10-K, including audited and pro forma financial statements. The Commission treats these Form 8-K filings in the same way it treats the filing of Registration Statements on Form 10. The Commission subjects them to its standards of review selection, and the Commission may issue substantive comments on the sufficiency of the disclosures represented. If the Company enters into a business combination with a non-reporting company, such non-reporting company will not receive reporting status until the Commission has determined that it will not review the 8-K filing or all of the comments have been cleared by the Commission.

Lack of Market Research or Marketing Organization

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. In the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

Probable Change in Control of The Company and/or Management

In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company’s authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, the current shareholder of the Company may agree to sell or transfer all or a portion of the Company’s common stock he owns so to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

Possible Dilution of Value of Shares Upon Business Combination

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the Company’s common stock may increase or decrease, perhaps significantly.

Limited or No Public Market Exists

There is currently a limited public market for the Company’s common stock, via the “Pink Sheets” and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this “Risk Factors” section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

Registration of Shares is Required

It is the SEC’s position that securities issued by a “shell” company cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 (the “Act”), but must be registered under the Securities Act of 1933. Any other securities issued to individuals in the capacity of management, affiliates, control persons and promoters will also be registered with the SEC prior to resale and shall be issued with appropriate restricted legend to reflect the registration requirements. The Company will make appropriate provisions under the Securities Act of 1933 to register the Company’s shares for resale.”

Blue Sky Consideration

Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider the secondary market for the Company’s securities to be a limited one.

Additional Risks Doing Business in a Foreign Country

The Company may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States of America. In such event, the Company may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

Taxation

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

The Company currently maintains a mailing address at 33 Ubi Avenue #07-58, Vertex Building Tower A, Singapore 408868. The Company’s telephone number there is +65 6702 3808. Other than this mailing address, the Company does not currently maintain any physical or other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these address is used virtually full-time by activities of Company’s CEO.

It is likely that the Company will not establish an physical office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades over-the-counter in the recently created OTCQB marketplace. This new comprehensive over-the-counter market tier includes the securities of over 768 SEC reporting companies and banks formerly designated as Pink Sheets stocks, in addition to the 3,050 securities that are currently quoted in both Pink OTC Markets' electronic inter-dealer quotation system and FINRA's OTCBB.  All securities in the new OTCQB tier are displayed on www.otcmarkets.com with an icon reading, "OTCQB."  We commenced trading on the OTCQB following our S-1 effective date of October 15, 2010.  Prior to this date, our common stock traded on Pink Sheets, which is sponsored by FINRA.  The Pink Sheets is a network of security dealers who buy and sell stock.   The dealers on both the Pink Sheets and OTCQB are connected by a computer network that provides information on current "bids" and "asks", as well as volume information.

The Company’s trading symbol was “DMPD” until February 13, 2015, on which date it was changed to “NAHD”.

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

The table below sets forth the high and low bid prices for the Company’s common stock as obtained from http://finance.yahoo.com and confirmed through http://www.bigcharts.com. Bids represent inter−dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

The following table sets forth the high and low closing bid prices for the periods indicated:

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2014
1st Quarter	$0.05	$0.05
2nd Quarter	0.05	$0.05
3rd Quarter	0.05	$0.05
4th Quarter	0.10	0.05

Year Ended December 31, 2013
1st Quarter	$0.54	$0.15
2nd Quarter	1.79	0.18
3rd Quarter	0.28	0.10
4th Quarter	0.10	0.07

(1) These quotations were sourced from http://finance.yahoo.com and confirmed at http:\\www.bigcharts.com. Accordingly, these quotations may or may not necessarily represent actual transactions.

Approximate Number of Holders of Our Common Stock

As of April 2, 2015, there were approximately 304 holders of record of our common stock.

Common Stock

The Company’s Articles of Incorporation authorize the issuance of 400,000,000 shares of $0.001 par value Common Stock. Each record holder of Common Stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. The Company’s Articles of Incorporation do not permit for cumulative voting for the election of directors.  As of December 31, 2014, we had 1,821,803 shares of our common stock issued and outstanding.

Holders of outstanding shares of Common Stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of legally available funds; and, in the event of liquidation, dissolution or winding up of the affairs of the Company, holders are entitled to receive, ratably, the net assets of the Company available to stockholders after distribution is made to the preferred stockholders, if any, who are given preferred rights upon liquidation. Holders of outstanding shares of Common Stock have no preemptive, conversion or redemptive rights. All of the issued and outstanding shares of Common Stock are, and all unissued shares when offered and sold will be, duly authorized, validly issued, fully paid, and non-assessable. To the extent that additional shares of the Company’s Common Stock are issued, the relative interests of then existing stockholders may be diluted.

Preferred Stock

The Company’s Articles of Incorporation allow for the issuance of up to 30,000,000 shares of $0.001 par value Preferred Stock.

As of the date of this filing, there are no shares of Preferred Stock issued and outstanding.

Stock Option Plan

The Company currently has no stock option plan.

Dividend policy

No dividends have been paid to date and the Company’s Board of Directors does not anticipate paying dividends in the foreseeable future. It is the current policy to retain all earnings, if any, to support future growth and expansion.

Recent Issuances of Unregistered Securities

On December 24, 2014, the Company, entered into a Stock Purchase Agreement with four accredited investors pursuant to which the Company issued an aggregate of 58,904,964 shares of common stock, or approximately 97% of the issued and outstanding common stock of the Company, at an aggregate purchase price of approximately $350,000.

Recent Acquisition of Securities

None

Restricted Securities

We currently have approximately 60,064,570 shares of issued and outstanding common stock that qualify as “restricted securities” as defined by Rule 144 of the Securities Exchange Act of 1933, as amended.

Transfer Agent

Our independent stock transfer agent is Pacific Stock Transfer. Their address is 4045 S. Spencer St, STE. 403, Las Vegas NV 89119.  Their contact numbers are 702-361-3033 for voice calls and 702-433-1979 for fax transmissions. Their website is located at www.pacificstocktransfer.com.

Reports to Stockholders

The Company intends to remain compliant with its obligations under the Securities Exchange Act of 1934, as amended, and, therefore, plans to furnish its stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by its registered independent public accounting firm. In the event the Company enters into a business combination with another Company, it is the present intention of management to continue furnishing annual reports to stockholders. Additionally, the Company may, in its sole discretion, issue unaudited quarterly or other interim reports to its stockholders when it deems appropriate. The Company intends to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1) Caution Regarding Forward-Looking Information

This Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

(2)  Results of Operations.

The following table provides selected financial data about us for the fiscal years ended December 31, 2014 and December 31, 2013. For detailed financial information, see the audited Financial Statements included in this report.

Balance Sheet Data: at December 31, 2014

Cash	$-
Total assets	$-
Total liabilities	$-
Shareholders' equity (deficit)	$-

Operating Data: for the year ended December 31, 2014

Revenues	$-
Operating Expenses	$59,966
Net (Loss)	$(59,964)

Balance Sheet Data: at December 31, 2013

Cash	$10,589
Total assets	$10,717
Total liabilities	$348,727
Shareholders' equity	$10,717

Operating Data: for the year ended December 31, 2013

Revenues	$-
Operating Expenses	$99,286
Net (Loss)	$(61,720)

During fiscal 2013 and 2014 we generated no revenue. In addition, we have a history of losses.

As of our fiscal year end December 31, 2014 and December 31, 2013, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses, which consisted primarily of general and administrative expenses for the year ended December 31, 2014, were $59,966, which compares with operating expenses of $99,286 for the year ended December 31, 2013.  The decrease in our operating expenses during the year ended December 31, 2014 was primarily due to a decrease in consulting fees.   The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $59,964 for the fiscal year ended December 31, 2014. This compares with a net loss for the fiscal year ended December 31, 2013 of $61,720.

Because have not paid salaries, and our major professional fees have been paid for the year ended December 31, 2014, operating expenses are expected to remain fairly constant through the end of our fiscal year.

Our operations for the fiscal year ended December 31, 2014, compared to the fiscal year ended December 31, 2013, were very similar. We have generated no revenue and our operating expenses consisted solely of general and administrative expenses. Because we generated no revenue, we operated at a loss in all relevant periods.

We have decided to pursue other business lines and assets, and as a result, we will need to raise additional funds. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

(3)  Liquidity and Capital Resources.

As of December 31, 2014, we had no cash or cash equivalents.  As of December 31, 2013, we had cash or cash equivalents of $10,717.

Net cash used for operating activities was $382,162 for the fiscal year ended December 31, 2014. This compares to net cash used for operating activities of $24,173 for the fiscal year ended December 31, 2013. The difference primarily related to the higher net loss in 2013, as aggregate adjustments remained similar.

We had no cash flows from investing activities in fiscal 2014 or 2013.

Net cash provided from financing activities was $371,573 due to forgiveness of shareholder loan during the year ended December 31, 2014.  There was no activity for the year ended December 31, 2013.

The Company’s ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company’s need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

The Company’s Articles of Incorporation authorize the issuance of up to 30,000,000 shares of preferred stock and 400,000,000 shares of common stock. The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

The Company anticipates future sales of equity securities to facilitate either the consummation of a business combination transaction or to raise working capital to support and preserve the integrity of the corporate entity. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company. Should this pledge fail to provide financing, the Company has not identified any alternative sources.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company’s ongoing operations would be negatively impacted.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

(4) Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (GAAP). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 4 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2014 and 2013 begins on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Lin Kok Peng.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013 our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during fourth quarter of 2014 that have materially affected or are reasonably likely to materially affect such controls.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on our evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2014.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2014, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Lin Kok Peng	43	CEO and Director
Allister Lim	42	Director
Scott C.Kline	50	Secretary

Lin Kok Peng

Dr. Lin has been an entrepreneur and a managing director of several property investment and construction interior consultancy firm since 2005, He leads over 10 companies and has over 10 years of experience in property, construction and also investments experiences. Dr. Lin brings strategic focus, vision and excellent judgement towards his companies. With more than 10 years of experience across various wide industries enable him to significantly impact profitability and grown objectives to his companies. His first start up (Free Space Intent) from a small construction interior consultancy firm to right now one of the largest construction interior consultancy firms in Singapore.

Education

2015	PhD, (Camden University, Kuala Lumpur)

2010	Masters in Business Administration (De Lasalle University)

2000	Bachelor of Science in Business Management (De Lasalle University)

Work Experience

2014 - Present	Managing Director of New Asia Holdings Limited

2012- Present	Director of Goldin Shipping Pte Ltd

2012 – Present	Managing Director of Klin Capital Resources Pte Ltd

2011 – Present	Managing Director of FSI Investment Holdings Pte Ltd

2009 – Present	Managing Director of Free Space Intent Pte Ltd

2006 – Present	Managing Director of FS Intent Pte Ltd

Dr. Lin received the Entrepreneur of the Year Award (EYA), the oldest Award in Singapore that salutes and honours local entrepreneurs who have shown outstanding performance as business owners, be it emerging or established enterprises, in their chosen field of entrepreneurship, several times:

2010 Successful Entrepreneur
2011 Successful Entrepreneur
2012 Successful Entrepreneur
Top 100 Singapore Excellence Award 2012/2013
Singapore Entrepreneurs' Award 2013

Allister Lim Wee Sing

Mr. Lim graduated with a Bachelor of Laws (Honours) LL.B. (Hons) from The National University of Singapore in 1998, was admitted as an Advocate and Solicitor of the Supreme Court of The Republic of Singapore in 1999 and passed the New York Bar Examinations in 2001.

Since 2005, Mr. Lim has been the Principal Partner of the law firm of Allister Lim & Thrumurgan, Singapore.  From 2004 to 2005, he was a Senior Associate Director with the law firm of PK Wong & Associates LLC, Singapore. From 2003 to 2004, he was a Legal Associate with the law firm of PK Wong & Advani, Singapore. From 1999 to 2003, Mr. Lim was a Legal Assistant with the law firm of Harry Elias Partnership, Singapore.

Scott C. Kline

Mr. Kline was admitted to the California State Bar in 1993.  Mr. Kline earned a Bachelor of Science (Economics and Finance) at Virginia Polytechnic Institute and State University in 1987, and a J.D. from Golden Gate University in 1992.

Since January 2013, Mr. Kline has been the Principle of Kline Law Group, PC.  During 2014, Mr. Kline was a Founding Partner of CKR Law LLP.  Mr. Kline was previously a partner of Pillsbury Winthrop Shaw Pittman LLP until 2011 and Blank Rome LLP in 2012.

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Indemnification of Officers and Directors.

We have the authority under the Nevada General Corporation Law to indemnify our directors and officers to the extent provided for in such statute. Set forth below is a discussion of Nevada law regarding indemnification which we believe discloses the material aspects of such law on this subject. The Nevada law provides, in part, that a corporation may indemnify a director or officer or other person who was, is or is threatened to be made a named defendant or respondent in a proceeding because such person is or was a director, officer, employee or agent of the corporation, if it is determined that such person:

●	conducted himself in good faith;

●
reasonably believed, in the case of conduct in his official capacity as a director or officer of the corporation, that his conduct was in the corporation’s best interest and, in all other cases, that his conduct was at least not opposed to the corporation’s best interests; and

●	in the case of any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful.

A corporation may indemnify a person under the Nevada law against judgments, penalties, including excise and similar taxes, fines, settlement, unreasonable expenses actually incurred by the person in connection with the proceeding. If the person is found liable to the corporation or is found liable on the basis that personal benefit was improperly received by the person, the indemnification is limited to reasonable expenses actually incurred by the person in connection with the proceeding, and shall not be made in respect of any proceeding in which the person shall have been found liable for willful or intentional misconduct in the performance of his duty to the corporation. The corporation may also pay or reimburse expenses incurred by a person in connection with his appearance as witness or other participation in a proceeding at a time when he is not a named defendant or respondent in the proceeding.

Our Articles of Incorporation provides that none of our directors shall be personally liable to us or our stockholders for monetary damages for an act or omission in such directors’ capacity as a director; provided, however, that the liability of such director is not limited to the extent that such director is found liable for (a) a breach of the directors’ duty of loyalty to us or our stockholders, (b) an act or omission not in good faith that constitutes a breach of duty of the director to us or an act or omission that involves intentional misconduct or a knowing violation of the law, © a transaction from which the director received an improper benefit, whether or not the benefit resulted from an action taken within the scope of the director’s office, or (d) an act or omission for which the liability of the director is expressly provided under Nevada law. Limitations on liability provided for in our Articles of Incorporation do not restrict the availability of non-monetary remedies and do not affect a director’s responsibility under any other law, such as the federal securities laws or state or federal environmental laws.

We believe that these provisions will assist us in attracting and retaining qualified individuals to serve as executive officers and directors. The inclusion of these provisions in our Articles of Incorporation may have the effect of reducing a likelihood of derivative litigation against our directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of case, even though such an action, if successful, might otherwise have benefitted us or our stockholders.

Our Bylaws provide that we will indemnify our directors to the fullest extent provided by Nevada General Corporation Law and we may, if and to the extent authorized by our board of directors, so indemnify our officers and other persons whom we have the power to indemnify against liability, reasonable expense or other matters.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by such director, officer, or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports.

Conflicts of Interest

The officer, director and principal stockholder of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company’s officer, director and principal stockholder made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company’s sole officer and director to acquire his shares creates a conflict of interest for him and may compromise his state law fiduciary duties to the Company’s other stockholders. In making any such sale, the Company’s sole officer and director may consider his own personal pecuniary benefit rather than the best interests of the Company and the Company’s other stockholders, and the other stockholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by Company management.

The Company has adopted a policy under which any consulting or finders fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company’s directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation above.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company’s current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company’s current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company’s current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

Involvement on Certain Material Legal Proceedings During the Past Five (5) Years

(1) No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

(2) No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

(3) No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(4) No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Communications with the Board

Individuals may communicate with the Company’s Board of Directors or individual directors by writing to the Company’s Secretary at G/F First Asia Tower, 8 Fui Yiu Kok Street, Tsuen Wan, NT, Hong Kong. The Secretary will review all such correspondence and forward to the Board of Directors a summary of all such correspondence and copies of all correspondence that, in the opinion of the Secretary, relates to the functions of the Board or committees thereof or that he otherwise determines requires their attention. Directors may review a log of all such correspondence received by the Company and request copies. Concerns relating to accounting, internal control over financial reporting or auditing matters will be immediately brought to the attention of the Board of Directors and handled in accordance with its procedures established with respect to such matters.

Code of Ethics

The Company’s Board of Directors has adopted a Code of Ethics which applies to its President, which was filed as an exhibit to our Form 10-K for the year ended December 31, 2009. A copy of the code of ethics is available in print without charge to any person who sends a request to the office of the Secretary of the Company at G/F First Asia Tower, 8 Fui Yiu Kok Street, Tsuen Wan, NT, Hong Kong.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities (“10% holders”), to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file.

Based solely on a review of reports furnished to the Company during the fiscal year ended December 31, 2014 or written representations from the Company’s directors and executive officers, there are no known incidents of non-compliance for the reporting year.

ITEM 11.	EXECUTIVE COMPENSATION

Since the change in control in September 2006, management of the Company requires less than four (4) hours per calendar quarter. Accordingly, no officer or director has received any compensation from the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See Certain Relationships and Related Transactions.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lin Kok Peng,	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Principal Executive Officer	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Scott C. Kline,	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Secretary Executive Officer	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name & Address of Beneficial Owner (3)	Office, If Any	Title of Class	Amount & Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Lin Kok Peng (4)	Chief Executive Officer and Director	Common Stock, $0.001 par value	54,957,724	90.4%
Scott C. Kline	Secretary	Common Stock, $0.001 par value	639,183	1%
Allister Lim Wee Sing	Director	Common Stock, $0.001 par value	-	*
All Officers and Directors as a group (5 persons named above)			55,596,907	91.4%
5% Security Holders
New Asia Holdings Limited		Common Stock, $0.001 par value	54,957,724	90.4%

* Less than 1%

(1)
On April 2, 2015, there were 60,726,767 shares of our common stock outstanding and no shares of Preferred Stock issued and outstanding. We have no outstanding stock warrants or outstanding stock options.

(2)
Under applicable SEC rules, a person is deemed the “beneficial owner” of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person’s economic interest in the security. Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.

(3)
In determining the percent of voting stock owned by a person on April 2, 2015 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 60,726,767 shares of common stock outstanding on April 2, 2015, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)	Lin KokPeng owns shares beneficially as a result of his ownership of New Asia Holdings Limited. Scott C. Kline owns shares personally, and through Kline Law Group PC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Pursuant to the Company’s current structure of having a sole director, who is also the Company’s sole officer and controlling stockholder, the Company has no independent directors, as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant.

	December 31, 2014	December 31, 2013
Audit Fees	$7,900	$7,900
Audit Related Fees	-	-
Tax Fees	-	300
All Other Fees	-	-
TOTAL	$7,900	$10,300

“Audit Fees” consisted of the fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

“Tax Fees” consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

Our audit committee has considered whether the provision of the non-audit services described above is compatible with maintaining auditor independence and determined that such services are appropriate. Before auditors are engaged to provide us audit or non-audit services, such engagement is (without exception, required to be) approved by the audit committee of our Board of Directors.

The Company has not designated a formal audit committee. However, as defined in the Sarbanes-Oxley Act of 2002, the entire Board of Directors (Board), in the absence of a formally appointed committee, is, by definition, the Company’s audit committee.

In discharging its oversight responsibility as to the audit process, commencing with the engagement of our independent auditors, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence as required by auditing standards generally accepted in the United States of America. The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in the applicable auditing standards regarding communications with Audit Committees.

The Board reviewed the audited financial statements of the Company as of and for the years ended December 31, 2012 and 2011 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2014 for filing with the U. S. Securities and Exchange Commission.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment (1)
3.3	Certificate of Amendment (2)
3.4	Certificate of Amendment (3)
3.5	Bylaws (1)
5.1	Certificate of Designation, Series “A” Preferred Stock (4)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Previously included as an Exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2010.
(2)  Previously included as an Exhibit to Form 8K filed with the Securities and Exchange Commission on February 17, 2015.
(3) Previously included as an Exhibit to Form 8K filed with the Securities and Exchange Commission on December 14, 2011.
(4) Previously included as an Exhibit to Form 8K filed with the Securities and Exchange Commission on December 14, 2011.

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

(Financial statements follow on next page)

NEW ASIA HOLDINGS, INC.
(FORMERLY DM PRODUCTS, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of New Asia Holdings, Inc. (f/k/a DM Products, Inc.)

We have audited the accompanying consolidated balance sheet of New Asia Holdings, Inc.(f/k/a DM Products, Inc.) as of December 31, 2014 and the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended. New Asia Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Asia Holdings, Inc. as of December 31, 2014, the results of their operations, and their cash flows, for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
April 15, 2015

Silberstein Ungar, PLLC CPAs and Business Advisors
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
New Asia Holdings, Inc.
(fka DM Products, Inc.)
Singapore

We have audited the accompanying consolidated balance sheet of New Asia Holdings, Inc (formerly known as DM Products, Inc.) (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DM Products, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that New Asia Holdings, Inc. (formerly known as DM Products, Inc.) will continue as a going concern.  As discussed in Note 13 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 13. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
March 30, 2014

New Asia Holdings, Inc.
(fka DM Products, Inc.)
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$-	$10,589
Total Current Assets	-	10,589

Property and Equipment - net	-	128
TOTAL ASSETS	$-	$10,717

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$-	$47,074
Accrued Expenses	-	301,653
Total Current Liabilities	-	348,727

Total Liabilities	-	348,727

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, 1,821,807 shares issued and outstanding (1,557,807 - 2013).	1,822	1,558
	-	-
Stock to be issued	350,000	-
Additional Paid In Capital	1,271,148	1,245,012
Accumulated Deficit	(1,622,970)	(1,584,580)
Total Stockholders' Equity (Deficit)	-	(338,010)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$-	$10,717

The accompanying notes are an integral part of these financial statements.

New Asia Holdings, Inc.
(fka DM Products, Inc.)
Consolidated Statements of Operations

	For the year ended	For the year ended
	December 31, 2014	December 31, 2013
Revenues
Total revenues	-	-

Operating expenses
Professional Fees	37,254	22,754
Salary & Wages	16,000	-
Consulting	10,684	41,343
General & Administrative expenses	21,028	35,189
Reimbursed expenses	(25,000)	-
Total operating expense	59,966	99,286

Income (Loss) from operations and before non-controlling Interest	(59,966)	(99,286)
Other Income	2	37,924

Income (Loss) before non-controlling Interest	(59,964)	(61,362)
Less: Income Attributable to non-controlling interest	-	358

Income (Loss) before income taxes	(59,964)	(61,720)

Provision for income taxes	-	-

Net Income (Loss)	(59,964)	(61,720)

Net Income (Loss) per common share-basic and fully diluted	$(0.03)	$(0.04)

Weighted average common shares outstanding-basic and diluted	1,790,702	1,525,083

The accompanying notes are an integral part of these financial statements.

New Asia Holdings, Inc.
(f/k/a DM Prodcuts, Inc.)
Consolidated Statement of Shareholders' Equity (Deficit)

	Common Stock		Additional Paid In Capital	Non-Controlling Interest	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2012	1,454,085	$273,339	$642,345	$297,528	$(1,522,859)	$(309,647)

Shares issued per agreement for services performed	103,722	33,000	-	-	-	33,000

Effect of 1-188 reverse stock split July 17, 2013	-	(304,781)	304,781	-	-	-

Net income (loss) for the period ended December 31, 2013	-	-	-	358	(61,720)	(61,362)

To close out non -ontrolling interest	-	-	297,886	(297,886)

Balance, December 31, 2013	1,557,807	1,558	1,245,012	-	(1,584,579)	(338,009)

Shares issued per agreement for services performed	264,000	264	26,136	-		26,400

Contributed Capital	-	-	21,573	-		21,573

Net income (loss) for the period ended December 31, 2014	-	-	-	-	(59,964)	(59,964)

Balance, December 31, 2014	1,821,807	$1,822	$1,292,721	$-	$(1,644,543)	$(350,000)

The accompanying notes are an integral part of these financial statements.

New Asia Holdings, Inc.
(fka DM Products, Inc.)
Consolidated Statements of Cash Flows

	For the year ended	For the year ended
	December 31, 2014	December 31, 2013
Cash flows from operating activities
Net Income/Loss	$(59,964)	$(61,362)
Adjustment to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	128	300
Sales of Common Stock	-	-
Share-based compensation	26,400	33,000
Changes in operating assets and liabilities:
Royalties receivable	-	1,541
Accounts payable	(47,073)	(3,228)
Other payable	-	(2,424)
Accrued expenses	(301,653)	8,000
Net cash provided (used) by operating activities	(382,162)	(24,173)

Cash flow from investing activities	-	-

Net cash (used) by investing activities	-	-
Cash flows from financing activities	-	-
Contributed Capital	21,573	-
Subscription Deposit-Common Stock	350,000	-
Net cash (used) by financing activities	371,573	-

Net increase (decrease) in cash	(10,589)	(24,173)

Cash at beginning of period	10,589	34,762
Cash at end of period	$-	$10,589

Supplemental disclosure of cash flow information:
Taxes paid	$600	2,300

The accompanying notes are an integral part of these financial statements.

New Asia Holdings, Inc.
(fka DM Products, Inc.)
Notes to the Consolidated  Financial Statements
For the years ended December 31, 2014 and 2013

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

The Company operates from Walnut Creek, California and it wholly owned Direct Success, Inc. which owned 75% of Direct Success, LLC 3, and a limited liability company formed on or about August 16, 2002. Direct Success, Inc. entered into a joint venture with Buena Vista Infomercial Corporation which owned 25%. The purpose is to market products through direct response to television infomercials. The companies obtain the distribution, production and licensing rights to a product in exchange for royalty agreements based on the sales of the products. The Company sets up the production, marketing and the distribution of the products.

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

New Asia Holdings, Inc.
(fka DM Products, Inc.)
Notes to the Consolidated Financial Statements
For the years ended December 31, 2014 and 2013

Note 1: Summary of Significant Accounting Policies – continued

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

On December 24, 2014 the board of directors approves the following, the Company, entered into a Stock Purchase Agreement (the “Agreement”) with four accredited investors pursuant to which the Company issued an aggregate of 58,904,964 shares of common stock, or approximately 97% of the issued and outstanding common stock of the Company, at an aggregate purchase price of $350,000.  The stock was issued to: New Asia Holdings Limited 54,957,724 shares for $326,546; Wong Kai Fatt 1,821,803 shares for $10,825; Earth Heat Ltd. 1,518,169 shares for $9,021; Kline Law Group PC 607,268 shares for $3,608.

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

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less are considered to be cash equivalents.  At December 31, 2014 and December 31, 2013, the Company had cash balances of $0 and $10,589 respectively.

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

New Asia Holdings, Inc.
(fka DM Products, Inc.)
Notes to the Consolidated Financial Statements
For the years ended December 31, 2014 and 2013

Note 1: Summary of Significant Accounting Policies – continued

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

Direct Success entered into a manufacturing, marketing and distribution agreement with Banjo Buddies, who is the inventor of Banjo Minnow, a fishing lure which Direct Success LLC 3 had a license agreement to market the product since Oct 2002. The Company entered into a modification of said agreement in April 2005. On or about May 11, 2005, Direct Success LLC 3 subcontracted the manufacturing and distribution rights to TriStar Products, Inc. In March 2007, Direct Success granted back to Banjo, the right to license and privilege for internet sales and small parts sale of the product. Under the agreement, Banjo will pay Direct Success 4% royalty on all gross sales of product. As of date of settlement, effective January 1, 2010, Direct Success no longer receives the 4% royalty for internet and part sales from Banjo Buddies. The revenues are strictly based on the contractual obligation contained in the agreement with Tri-Star Products, Inc., which are the royalties received from the sales of the Banjo Minnow. These royalty arrangements with Tri-Star provide the Company with a flat $4.00 (for unit sales under $18) and $5.00 (for unit sales over $18), per unit sold domestically, and $2.50 per unit sold internationally. The present retail price for the Banjo Minnow is $19.95. As of December 31, 2012, no more revenues related to the Banjo Minnow will be recognized due to the terms of the agreement.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax, assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2014, there have been no interest or penalties incurred on income taxes.

Advertising Policy

The Company recognizes advertising expense as incurred. The advertising expense for the twelve month periods ended December 31, 2014 and December 31, 2013 are $0 and $0 respectively.

New Asia Holdings, Inc.
(fka DM Products, Inc.)
Notes to the Consolidated  Financial Statements
For the years ended December 31, 2014 and 2013

Note 1: Summary of Significant Accounting Policies – continued

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2014.

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

There was no stock-based compensation issued to non-employees during the period ended December 31, 2014.

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

Depreciation expenses totaled $128 and $300 for the year ended December 31, 2014 and 2013, respectively.

New Asia Holdings, Inc.
(fka DM Products, Inc.)
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

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

Note 4: Accrued Expenses

Accrued expenses consisted of the following at December 31, 2014 and December 31, 2013:

	2014	2013
Accrued Wages	$-	$285,653
Accrued Directors' Fees	-	16,000
Total Accrued Expenses	$-	$301,653

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

The accrued wages owed under the employment agreement as of   December 31, 2014 and December 31, 2013, respectively, were $0 and $285,653. As of December 31, 2014 there was a balance of accrued expenses to Kurt Cockrum in the amount of $21,573.  Kurt  Cockrum  agreed to cancel the debt.

Salary expense to the related party was $16,000 for the period ended December 31, 2014 and $0 for the period ended December 31, 2013.

The Board of Directors passed a resolution on October 15, 2011 to compensate Directors, Secretary, Treasurer, CEO, President and Board Chairman by issuing common stock annually. This policy is retroactive with an effective date of January 1, 2010. Per the policy the Company owed Kurtis Cockrum who is a Director, CEO, President and Board Chairman $6,000 worth of common stock, James Clarke who is a Director, Secretary and Treasurer $2,000 worth of common stock as of December 31, 2011. This amount has been recorded as director fees at December 31, 2011. The Company has issued to Kurtis Cockrum $6,000 worth of common stock on April 24, 2013 and to James Clarke $2,000 worth of common stock on May 6, 2013 to settle the balance. For the calendar year 2012, The Company owed Kurtis Cockrum $13,000 worth of common stock and James Clarke $6,000 worth of common stock. This amount has been recorded as director fees in the second quarter 2013 and the Company has issued to Kurtis Cockrum $13,000 worth of common stock and $6,000 worth of common stock on April 24, 2013 to settle the balance. For the calendar year 2013, The Company owed Kurt is Cockrum $10,000 worth of common stock and James Clarke $6,000 worth of common stock. The amount has been recorded as accrued director fees at December 31, 2013 and the Company has issued to Kurt is Cockrum $10,000 worth of common stock on February 12, 2014 and to James Clarke $6,000 worth of common stock to settle the balance.

New Asia Holdings, Inc.
(fka DM Products, Inc.)
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

Note 5:  Stock Subscription Deposit Common Stock

On December 24, 2014 the company enter in to a stock purchase agreement for $350,000 of which the Company received a deposit of $337,000 and out of those funds paid directly for $13,000 legal fees for 58,904,964 shares of common stock per the Stock Purchase Agreement dated December 24, 2014.  The stock was issued on January 23, 2015.

Note 6: Other Income

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

Note 7: Reimbursed Expenses

On April 04, 2014, the Company entered into an agreement with Iris Corporation to reimburse expenses relating to a Reverse Take over (RTO) of DM Products. On April 09, 2014, the Company received the $25,000.

Note 8: Common Stock

The Company has 430,000,000 shares of capital stock, consisting of 400,000,000 shares of $0.001 par value common stock,  and 30,000,000 shares of $0.001 par value preferred stock. The Company had 1,821,807 shares of common stock issued and outstanding as of December 31, 2014 and 1,557,807 shares issued and outstanding as of December 31, 2013.

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

New Asia Holdings, Inc.
(fka DM Products, Inc.)
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

Note 8: Common Stock – continued

On February 12, 2014, 60,000 shares of restricted common stock were issued to James Clarke for services performed as Secretary, Treasurer, and member of the Board of Directors of the Company for the calendar year 2013. These services were valued at $6,000, which is the fair market value of the shares at the time of issuance.

On February 12, 2014, 100,000 shares of restricted common stock were issued to Kurt is Cockrum for services performed as President and Chairman of the Board of Directors of the Company for the calendar years 2013. These services were valued at $10,000, which is the fair market value of the shares at the time of issuance.

On February 12, 2014, 104,000 shares of restricted common stock were issued to Don Baker for consulting services performed for the Company. The invoice amount for these services was $10,400.

Note 9 : Stock Purchase agreement

Pursuant to the authority granted to the shareholders to take action by majority written consent without a meeting pursuant to the Nevada Revised Statutes, the shareholders (“Shareholders”) of DM Products, Inc., a Nevada corporation (“Corporation’), do hereby consent to, adopt, ratify, confirm, and approve, as of  December 19, 2014, the following recitals and resolutions, as evidenced by their signature hereunder: WHEREAS, the President of DM Products, Inc. has submitted to the Shareholders a proposed agreement between this Corporation and New Asia Holdings Limited , Wong Kai Fatt, Earth Heat Ltd., and Kline Law Group for the purchase and sale of 58,904,964 shares of common stock of DM Products Inc.; and WHEREAS, a true and correct copy of the proposed Stock Purchase Agreement is attached hereto and made part of this Resolutions; and WHEREAS, the Shareholders have reviewed and discussed among themselves the above described proposed agreement; and NOW, THEREFORE, BE IT RESOLVED THAT the above described agreement is hereby approved by the Shareholders and that the Board of Directors of DM Products, Inc. are hereby authorized to enter into the said agreement in the name of and on behalf  of the Corporation.

On December 24, 2014 the board of directors, RESOLVED, that the following persons are elected to the offices indicated next to their names to serve until their successor(s) shall be duly elected or appointed, unless he resigns, is removed from office or is otherwise disqualified from serving as an officer of this Corporation, to take their respective offices immediately upon such elections: Lin Kok Peng Jeffrey Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Secretary and Director; Allister Lim Wee Sing Director.

At the Closing, Kurt L. Cockrum and James Clark resigned from all offices of the Company as of December 24, 2014.

New Asia Holdings, Inc.
(fka DM Products, Inc.)
Notes to the Consolidated Financial Statements
For the years ended December 31, 2014 and 2013

Note 10: Related Party Transactions

The Company has issued to Kurt is Cockrum 15,957 of common stock worth $6,000 on April 24, 2013 and to James Clarke 5,319 of common stock worth $2,000 on May 6, 2013 to settle the balance outstanding as of December 31, 2011. For the calendar year 2012, the Company owed Kurt is Cockrum $13,000 worth of common stock and James Clarke $6,000 worth of common stock. This amount has been recorded as director fees in the second quarter 2013 and the Company has issued to Kurt is Cockrum 34,574 of common stock worth $13,000 and 15,957 of common stock worth $6,000 on April 24, 2013 to settle the balance. For the calendar year 2013, the Company owed Kurt is Cockrum $10,000 worth of common stock and James Clarke $6,000 worth of common stock. The amount has been recorded as accrued director fees at December 31, 2013 and the Company has issued to Kurt is Cockrum 100,000 of common stock worth $10,000 and James Clarke 60,000 of common stock worth $6,000 on February 12, 2014 to settle the balance. See note 4 and note 6.

The accrued wages owed under the employment agreement as of December 31, 2014 and December 31, 2013 were respectively $0 and $285,653. Salary expense to this related party was $16,000 as of December 31, 2014. See note 4.

Note 11: Commitments and Contingencies

The CEO and employees of the Company work from their homes. The fair market value of rents contributed by the related parties are estimated to be $50 per month, which is immaterial to the Company's financial statements, and has not been recorded on the Company's books.

Note 12: Income Taxes

As of December 31, 2014, the Company had net operating loss carry forwards of approximately $1,622,970 that may be available to reduce future years’ taxable income through 2032. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following for the twelve  months ended:

	December 31, 2014	December 31, 2013
Federal income tax benefit attributable to:
Current Operations	$20,388	$20,984
Less: valuation allowance	(20,388)	(20,984)
Net provision for Federal income taxes	$-	$-

New Asia Holdings, Inc.
(fka DM Products, Inc.)
Notes to the Consolidated Financial Statements
For the years ended December 31, 2014 and 2013

Note 12: Income Taxes – continued

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2014	December 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$559,144	$538,756
Less: valuation allowance	(559,144)	(538,756)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,622,970 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, the net operating loss carry forwards may be limited as to use in future years.

Note 13: Going Concern

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

Note 14: Subsequent Events

On January 21, 2015, DM Products, Inc (the “Company”) filed an Articles of Amendment (“Articles of Amendment”) with the Secretary of State of the State of Nevada effecting a name change of the Company to New
Asia Holdings, Inc. (the “Name Change”).  The Company has notified the Financial Regulatory Authority (“FINRA”) of the Name Change and new trading symbol, “NAHD” has been assigned effective February 13, 2015.  The new CUSIP number for the Company‘s common stock is 64202A109.

On January 21, 2015 the board of directors, resolved, that the resignation of Lin Kok Peng Jeffrey from the position of Secretary of the Corporation is hereby accepted – it being that Lin Kok Peng Jeffrey shall retain all other positions with the Corporation that he currently holds.

On January 21, 2015 the board of directors, resolved, that Scott C. Kline is elected to the offices of Secretary and General Counsel of the Corporation to serve until his successor shall be duly elected or appointed, unless he resigns, is removed from office or is otherwise disqualified from serving as an officer of this corporation, to take their respective offices immediately upon such election.

New Asia Holdings, Inc.
(fka DM Products, Inc.)
Notes to the Consolidated Financial Statements
For the years ended December 31, 2014 and 2013

Note 14: Subsequent Events– continued

On January 21, 2015 the board of directors, resolved, that the Chairman, the Chief Executive Officer, any Vice President, the Secretary or any Assistant Secretary of the Corporation, each with the full power to act alone, be, and each hereby is, authorized, directed and empowered, in the name and on behalf of the Corporation, to carry out and fully perform the terms and provisions of the foregoing resolutions, and to execute, deliver and, where called for, affix the seal of the Corporation to any required consents, agreements, certificates, instruments and other documents, to make all such payments, and to do and perform all such other acts and things as such individual may deem necessary, appropriate or convenient, as conclusively evidenced by such action by such individual in order to carry into effect the foregoing resolutions and each document as delivered pursuant thereto, all such action heretofore taken and disclosed to the Board being hereby ratified, confirmed and approved as the acts and deeds of the Corporation; resolved further, that the directors and the appropriate officers of the Corporation, and each of them hereby is, authorized and empowered, in the name and on behalf of the Corporation, to execute and deliver any  and all such other agreements, instruments and documents and to take any and all such other actions as the director or officer so doing considers, with the advice of counsel, necessary or appropriate to carry out the intent of the foregoing resolutions; and resolved further, that any action taken by any director or officer of the Corporation  pursuant to the authority conferred by the Board under any of the foregoing resolutions (including, without limitation, the execution and delivery of any agreement or instrument in the name and on behalf of the Corporation)  shall conclusively evidence the due authorization thereof by the Corporation.

On January 23, 2015 the Company,  issued an aggregate of 58,904,964 shares of common stock, or approximately 97% of the issued and outstanding common stock of the Company, at an aggregate purchase price of  $350,000.  The stock was issued to the four accredited investors: New Asia Holdings Limited 54,957,724 shares for $326,546; Wong Kai Fatt 1,821,803 shares for $10,825; Earth Heat Ltd. 1,518,169 shares for $9,021; Kline Law Group PC 607,268 shares for $3,608.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 14, 2015

New Asia Holdings, Inc.

By:	/s/ Lin Kok PEng
Lin Kok Peng
Chief Executrive Officer and Director

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Date: April 14, 2015

New Asia Holdings, Inc.

By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment (1)
3.3	Certificate of Amendment (2)
3.4	Certificate of Amendment (3)
3.5	Bylaws (1)
5.1	Certificate of Designation, Series “A” Preferred Stock (4)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Previously included as an Exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2010.
(2)  Previously included as an Exhibit to Form 8K filed with the Securities and Exchange Commission on February 17, 2015.
(3) Previously included as an Exhibit to Form 8K filed with the Securities and Exchange Commission on December 14, 2011.
(4) Previously included as an Exhibit to Form 8K filed with the Securities and Exchange Commission on December 14, 2011.

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.