Form 10-Q
period 2015-03-31
New Asia Holdings, Inc.
filed 2015-05-21
CIK 1485029

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended
March 31, 2015

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-165961

NEW ASIA HOLDINGS, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Nevada	45-0460095
(State or other jurisdiction	(IRS Employer File Number)

33 Ubi Avenue 3 07-58 Vertex Tower A Singapore	408868
(Address of principal executive offices)	(zip code)

+65-6702-3808 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☑

As of May 20, 2014, the Company had 60,726,711  shares of common stock issued and outstanding.

FORM 10-Q

NEW ASIA HOLDINGS, INC.
(fka DM Products, Inc.)

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to New Asia Holdings, Inc.

ITEM 1. FINANCIAL STATEMENTS

NEW ASIA HOLDINGS, INC. (fka DM Products, Inc.)
CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	1,772	-
Total Current Assets	1,772	-

TOTAL ASSETS	1,772	-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	1,045	-
Advance From Shareholder	28,500	-
Total Current Liabilities	29,545	-
Total Liabilities	29,545	-

Stockholders' Equity
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, shares issued 60,726,711 and outstanding (1,821,807- 2014).	60,727	1,822
Stock to be issued	-	350,000
Additional Paid In Capital	1,583,816	1,292,721
Accumulated Deficit	(1,672,316)	(1,644,543)
Total Stockholders' Equity (Deficit)	(27,773)	-
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	1,772	-

 The accompanying notes are an integral part of these unaudited financial statements

NEW ASIA HOLDINGS, INC.
(fka DM Products, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the 3 months ended	For the 3 months ended
	March 31, 2015	March 31, 2014
Revenues
Total revenues	-	-

Operating expenses
Professional Fees	26,248	3,800
Communication	385	-
Consulting	-	10,400
General & Administrative expenses	1,140	3,636
Reimbursed expenses	-	-
Total operating expense	27,773	17,836

Income (Loss) from operations and before non-controlling Interest	(27,773)	(17,836)
Other Income	-	2

Income (Loss) before non-controlling Interest	(27,773)	(17,834)
Less: Income Attributable to non-controlling interest	-	-

Income (Loss) before income taxes	(27,773)	(17,834)

Provision for income taxes	-	-

Net Income (Loss)	(27,773)	(17,834)

Net Income (Loss) per common share-basic and fully diluted	(0.00)	(0.01)

Weighted average common shares outstanding-basic and diluted	45,673,280	1,695,670

The accompanying notes are an integral part of these unaudited financial statements

NEW ASIA HOLDINGS, INC.
(fka DM Products, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the 3 months ended	For the 3 months ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities
Net Income/Loss	$(27,773)	$(17,834)
Adjustment to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	$-	$75
Share-based compensation	$-	$26,400
Changes in operating assets and liabilities:
Accounts payable	$1,045	$(3,406)
Advance from Shareholder	$28,500	$-
Accrued expenses	$-	$(15,200)
Net cash provided (used) by operating activities	$1,772	$(9,965)

Cash flow from investing activities	$-	$-
Cash flows from financing activities	$-	$-
Net increase (decrease) in cash	$1,772	$(9,965)

Cash at beginning of period	$-	$10,589
Cash at end of period	$1,772	$624

Supplemental disclosure of cash flow information:
Taxes paid	$-	$600

The accompanying notes are an integral part of these unaudited financial statements

NEW ASIA HOLDINGS, INC.
(fka DM Products, Inc.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

Nature of Operations

New Asia Holdings, Inc. (the “Company”) was incorporated on March 1, 2001 as Effective Sport Nutrition Corporation. Subsequently, on April 11, 2005, the Company changed its name to Midwest E.S.W.T Corp and on December 14, 2005, it changed its name again to DM Products, Inc.

On July 18, 2005, the Company acquired Direct Success, Inc. a California Corporation in exchange for 70% of the Company's Common Stock making Direct Success, Inc. a wholly owned subsidiary of the Company. Midwest E.S.W.T agreed that a total of 114,851,043 shares of Restricted Common Stock were to be issued to shareholders of Direct Success, Inc.

The Company wholly owned Direct Success, Inc. which owned 75% of Direct Success, LLC 3, and a limited liability company formed on or about August 16, 2002. Direct Success, Inc. entered into a joint venture with Buena Vista Infomercial Corporation which owned 25%. The purpose is to market products through direct response to television infomercials. The companies obtain the distribution, production and licensing rights to a product in exchange for royalty agreements based on the sales of the products. The Company sets up the production, marketing and the distribution of the products.

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

NEW ASIA HOLDINGS, INC.
(fka DM Products, Inc.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On December 24, 2014, the Company entered into a Stock Purchase Agreement (the “Agreement”) with four accredited investors pursuant to which the Company issued an aggregate of 58,904,964 shares of common stock, or approximately 97% of the issued and outstanding common stock of the Company, at an aggregate purchase price of $350,000. The stock was issued to: New Asia Holdings Limited 54,957,724 shares for $326,546; Wong Kai Fatt 1,821,803 shares for $10,825; Earth Heat Ltd. 1,518,169 shares for $9,021; Kline Law Group PC 607,268 shares for $3,608.

At the Closing, Kurt L. Cockrum and James Clark resigned from all offices of the Company as of December 24, 2014.  On December 24, 2014, Lin Kok Peng Jeffrey was appointed Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Secretary and Director, and Allister Lim Wee Sing was appointed Director.

On January 21, 2015, the Company filed an Articles of Amendment (“Articles of Amendment”) with the Secretary of State of the State of Nevada effecting a name change of the Company to New Asia Holdings, Inc. (the “Name Change”). The Company notified the Financial Regulatory Authority (“FINRA”) of the Name Change and new trading symbol, “NAHD” was assigned effective February 13, 2015. The new CUSIP number for the Company‘s common stock is 64202A109.

On January 21, 2015, Lin Kok Peng Jeffrey resigned from the position of Secretary of the Corporation while retaining all other positions with the Company.  On January 21, 2015, Scott C. Kline was elected to the offices of Secretary and General Counsel of the Corporation.

NEW ASIA HOLDINGS, INC.
(fka DM Products, Inc.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies – continued

On January 23, 2015 the Company, the stock was effectively issued to the four accredited investors as per approval of the Board of Directors on December 24, 2014: New Asia Holdings Limited 54,957,724 shares for $326,546; Wong Kai Fatt 1,821,803 shares for $10,825; Earth Heat Ltd. 1,518,169 shares for $9,021; Kline Law Group PC 607,268 shares for $3,608.

Basis of Consolidation

The consolidated financial statements include the accounts of New Asia Holdings. Inc. All material inter-company transactions have been eliminated. As of December 31, 2013, both subsidiaries have been dissolved.

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

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less are considered to be cash equivalents. At March 31, 2015 and December 31, 2014, the Company had cash balances of $1,772 and $0 respectively.

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

NEW ASIA HOLDINGS, INC.
(fka DM Products, Inc.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

The Company records revenue in accordance with ASC Topic 605 - Revenue Recognition.

The Company had no revenues during the reporting period.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax, assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2015, there have been no interest or penalties incurred on income taxes.

Advertising Policy

The Company recognizes advertising expense as incurred. The advertising expense for the three month periods ended March 31, 2015 and March 31, 2014 are $0 and $0 respectively.

NEW ASIA HOLDINGS, INC.
(fka DM Products, Inc.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies – continued

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of  March 31, 2015.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “ Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to operating expense and additional paid-in capital over the period during which services are rendered. There were 31,915 shares issued to a non-employee with a value of $6,000 during the year ended December 31, 2013 and $27,000 or share-based compensation issued to employees and directors in 2013.

There was no stock-based compensation issued to non-employees during the period ended March 31, 2015.

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

Depreciation expenses totaled $0 and $75 for the three month periods ended March 31, 2015 and March 31, 2014 respectively.

NEW ASIA HOLDINGS, INC.
(fka DM Products, Inc.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4: Accrued Expenses

Accrued expenses were $0 and $0 for the periods ended March 31, 2015 and December 31, 2014.

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

The accrued wages owed under the employment agreement as of March 31, 2015 and December 31, 2014, respectively, were $0 and $0. As of December 31, 2014 there was a balance of accrued expenses to Kurt Cockrum in the amount of $21,573.  Kurt  Cockrum  agreed to cancel the debt.

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

NEW ASIA HOLDINGS, INC.
(fka DM Products, Inc.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 7: Advances from Shareholder

As of March 31, 2015, the Company received a total of advances of $28,500 from its majority shareholder, New Asia Holdings Limited.

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

NEW ASIA HOLDINGS, INC.
(fka DM Products, Inc.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On January 23, 2015, the stock was issued to the four accredited investors: New Asia Holdings Limited 54,957,724 shares for $326,546; Wong Kai Fatt 1,821,803 shares for $10,825; Earth Heat Ltd. 1,518,169 shares for $9,021; Kline Law Group PC 607,268 shares for $3,608.

Note 9 : Stock Purchase agreement

On December 24, 2014, the Company entered into a Stock Purchase Agreement (the “Agreement”) with four accredited investors, New Asia Holdings Limited, Wong Kai Fatt, Earth Heat Ltd., and Kline Law Group PC, pursuant to which the Company issued an aggregate of 58,904,964 shares of common stock, or approximately 97% of the issued and outstanding common stock of the Company, at an aggregate purchase price of approximately $350,000.

At the Closing, Kurt L. Cockrum and James Clark resigned from all offices of the Company as of December 24, 2014.  On December 24, 2014, Lin Kok Peng Jeffrey was appointed Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Secretary and Director, and Allister Lim Wee Sing was appointed Director.

NEW ASIA HOLDINGS, INC.
(fka DM Products, Inc.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The accrued wages owed under the employment agreement as of March 31, 2015 and December 31, 2014 were respectively $0 and $0. Salary expense to this related party was $0 as of March 31, 2015 and $16,000 the year ended December 31, 2014. See note 4.

The Company entered into a consulting contract with Scott Kline, Esq., a stockholder of the Company for general counsel. Legal expenses for the related party were $19,000 and $0 the periods end March 31, 2015 and March 31, 2014 respectively.

There were advances totaling $28,500 from its majority shareholder, New Asia Holdings Limited, for the period ending 2015.  See Note 7.

Note 11: Income Taxes

As of March 31, 2015, the Company had net operating loss carry forwards of approximately $1,672,316  that may be available to reduce future years’ taxable income through 2032. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following for the three months ended:
	March 31,	March 31 ,
	2015	2014
Federal income tax benefit attributable to:
Current Operations	$9,443	$6,064
Less: valuation allowance	(9,443)	(6,064)
Net provision for Federal income taxes	$-	$-

NEW ASIA HOLDINGS, INC.
(fka DM Products, Inc.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11: Income Taxes – continued

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31,	December 31,
	2015	2014
Deferred tax asset attributable to:
Net operating loss carryover	$568,587	$559,144
Less: valuation allowance	(568,587)	(559,144)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,672,316 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, the net operating loss carry forwards may be limited as to use in future years.

Note 12: Going Concern

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

Note 13: Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-K, Form 10-Q and any Current Reports on Form 8-K.

Executive Overview

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

Results of Operations

We had no revenue for the three months ended March 31, 2015, or for the same period ended March 31, 2014.

Operating expenses were $27,773 for the three month period ended March 31, 2015, and consisted primarily of general and administrative expenses, professional fees. This compares with operating expenses for the three month period ended March 31, 2014 of $17,836, which also primarily consisted of professional fees and , general and administrative expenses, but also included consulting fees.   The material increase in such expense in the first quarter of 2015 were related to increased legal and accounting fees in connection with our change in control.

As a result of the foregoing, we had a net loss of $27,773 for the three month period ended March 31, 2015. This compares with a net loss for the three month period ended March 31, 2014 of $17,834.

        After the change in control, the Company is focused on a new business model, as described above.  We expect that we will need to raise additional funds to support the expansion of our new business model, including the acquisition of proprietary technologies, working capital to support the implementation of new projects , or for the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to undertake some near-term acquisitions that would result in the generation of revenues, however, notwithstanding these developments we expect to incur operating losses through the balance of this year because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We expect to cover such shortfall in operating margins through advances from our principal shareholder and other fund-raising measures that the Company deems appropriate.

Liquidity and Capital Resources.

As of March 31, 2015 we had cash of $1,772, compared to no cash or cash equivalents at December 31, 2014.

We had net cash provided by operating activities for $1,772 for the three month period ended March 31, 2015, $9,965 of net cash used for operating activities for the three month period ended March 31, 2014.  The change resulted from our increased net loss during the period .

We had no cash flows from financing activities or Investing activities during the three month periods ended March 31, 2015 and 2014.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on advances from our principal shareholder as well as from other sources of financing, including private placements of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is not required by current SEC rules to include, and does not include, an auditor’s attestation report. The Company’s registered public accounting firm has not attested to Management’s reports on the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description	Filing

31.1	Certification of CEO pursuant to Sec. 302	Filed herewith.

31.2	Certification of CEO pursuant to Sec. 302	Filed herewith.

32.1	Certification of CEO pursuant to Sec. 906	Filed herewith.

32.2	Certification of CFO pursuant to Sec. 906	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 19, 2014.

NEW ASIA HOLDINGS, INC.

By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: May 20, 2015	By:	/s/ Lin Kok Peng
Lin Kok Peng
Director