Form 10-Q
period 2015-06-30
New Asia Holdings, Inc.
filed 2015-08-19
CIK 1485029

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended
June 30, 2015

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-165961

NEW ASIA HOLDINGS, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Nevada	45-0460095
(State or other jurisdiction	(IRS Employer File Number)

33 Ubi Avenue 3 07-58 Vertex Building Tower A Singapore	408868
(Address of principal executive offices)	(zip code)

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

As of August  13, 2015, the Company had 61,526,767  shares of common stock issued and outstanding.

FORM 10-Q

NEW ASIA HOLDINGS, INC.
(fka DM Products, Inc.)

 PART I FINANCIAL INFORMATION
References in this document to "us," "we," or "Company" refer to New Asia Holdings, Inc.
ITEM 1. FINANCIAL STATEMENTS:
NEW ASIA HOLDINGS, INC
(fka DM Products Inc)
CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current Assets
Cash	$475	$-
Prepaid Expense	942	-
Total Current Assets	1,417	-

Other Assets
Deposit	790	-
		-
Total Other Assets	790	-
TOTAL ASSETS	$2,207	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$7,997	-
Advance From Shareholder	93,321	-
Total Current Liabilities	101,318	-
Total Liabilities	$101,318	-
Stockholders' Deficit
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, shares issued 61,526,771 and outstanding (1,821,807- 2014).	61,527	1,822
Stock to be issued	-	350,000
Additional Paid In Capital	2,383,016	1,292,721
Accumulated Deficit	(2,543,654)	(1,644,543)
Total Stockholders' Equity (Deficit)	(99,111)	-
TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)	$2,207	$-

 The accompanying notes are an integral part of these unaudited condensed financial statements

NEW ASIA HOLDINGS, INC.
(fka DM Products, Inc.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues	$-	$-	$-	$-
Sales
Total revenues	-	-	-	-
Operating expenses
General & Administrative expenses	871,339	(15,664)	899,111	2,170

Total operating expense	871,339	(15,664)	899,111	2,170

Income (Loss) before income taxes	$(871,339)	$15,664	$(899,111)	$(2,170)

Provision for income taxes	-	-	-	-
Net Income (Loss)	$(871,339)	$15,664	$(899,111)	$(2,170)
Net Income (Loss) per common share-basic and fully diluted	$(0.02)	$0.01	$(0.01)	$(0.00)

Weighted average common shares outstanding-basic and diluted	53,542,162	1,759,085	61,324,573	1,759,085

The accompanying notes are an integral part of these unaudited condensed financial statements

NEW ASIA HOLDINGS, INC.
(fka DM Products, Inc.)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the 6 months ended	For the 6 months ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities
Net Income/Loss	$(899,111)		$(2,170)
Adjustment to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	-		$128
Share-based compensation	$800,000		$26,400
Changes in operating assets and liabilities:
Security Deposit	$(790)		$-
Prepaid Expenses	$(942)	$
Accounts payable	$7,997		$(10,284)
Advance from Shareholder	$93,321	$
Accrued expenses	-		$(16,000)
Net cash provided (used) by operating activities	$475		$(1,926)

Cash flow from investing activities	$-		$-
Cash flows from financing activities	$-	$
Net increase (decrease) in cash	$475		$(1,926)

Cash at beginning of period	-		$10,589
Cash at end of period	$475		$8,663

Supplemental disclosure of cash flow information:
Taxes paid	$800		$600
Interest paid	$-		$-

The accompanying notes are an integral part of these unaudited condensed financial statements

NEW ASIA HOLDINGS, INC.
(fka DM Products, Inc.)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

On January 21, 2015 the board of directors, resolved, that the resignation of Lin KokPeng Jeffrey from the position of Secretary of the Corporation is hereby accepted – it being that Lin KokPeng Jeffrey shall retain all other positions with the Corporation that he currently holds.

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

On June 23, 2015, New Asia Holdings Inc. (OTCQB: NAHD), formerly DM Products Inc. (DMPD) signed a Memorandum of Understanding to acquire a 100% controlling stake in Magdallen Quant Pte. Ltd., a Singapore-based Company (the “Company”) that is focused on the Research, Development and Deployment of Advanced,  Proprietary, state-of-the-art, trainable trading algorithms.  NAHD confirmed that it has, over the last several months, been undertaking a thorough evaluation of the proprietary trading algorithms owned and developed by the Company. Subject to completion of the final Due Diligence, the Purchase Price of this acquisition will be set forth in a formal Share Sale & Purchase Agreement that is expected to be executed with the next 60 days.

Note 1: Summary of Significant Accounting Policies – continued

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.The accompanying unaudited condensed financial have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2014 of New Asia Holdings, Inc. in our Form 10-K filed on April 15, 2015 with the SEC

Cash

All highly liquid investments with maturities of three months or less are considered to be cash equivalents. At June 30, 2015 and December 31, 2014, the Company had no cash equivalents .

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax, assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2015, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2015 and 2014.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “ Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to operating expense and additional paid-in capital over the period during which services are rendered. There were 31,915 shares issued to a non-employee with a value of $6,000 during the year ended December 31, 2013 and $27,000 or share-based compensation issued to employees and directors in 2013. On April 23, 2015, an additional 800,000 shares of restricted stock at fair value were issued to non-employees ShuQin Wang, Jidong Yang, TongXinHao and HaiTao Wang, each receiving 200,000 shares for their advisory services.

Note 1: Summary of Significant Accounting Policies – continued

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained substantial losses of $2,543,654 since inception, has a working capital deficit of $99,901, and is in need of additional capital to grow its operations so that it can become profitable.

In view of these matters, the ability of the Company to continue as a going concern is dependent upon growth of revenues and the ability of the Company to raise additional capital. Management believes that its successful ability to raise capital and increases in revenues will provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Depreciation expenses totaled $0 and $128 for the six month periods ended June 30, 2015 and June 30, 2014 respectively.

Note 3:  Stock Subscription Deposit Common Stock

On December 24, 2014 the company entered in to a stock purchase agreement for $350,000 of which the Company received a deposit of $337,000 and out of those funds paid directly for $13,000 legal fees for 58,904,964 shares of common stock per the Stock Purchase Agreement dated December 24, 2014. The stock was issued on January 23, 2015.

Note 4: Common Stock

The Company has 430,000,000 shares of capital stock, consisting of 400,000,000 shares of $0.001 par value common stock, and 30,000,000 shares of $0.001 par value preferred stock. The Company had 1,821,807 shares of common stock issued and outstanding as of December 31, 2014 and  61,526,771 shares issued and outstanding as of  June 30,2015

On February 12, 2014, 60,000 shares of restricted common stock were issued to James Clarke for services performed as Secretary, Treasurer, and member of the Board of Directors of the Company for the calendar year 2013. These services were valued at $6,000, which is the fair market value of the shares at the time of issuance.

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

On April 23, 2015, 800,000 shares of restricted stock at fair  value of $800,000 were issued to four individuals, each receiving 200,000 shares for their advisory services.

Note 5: Related Party Transactions

The Company entered into a consulting contract with Scott Kline, Esq., a stockholder of the Company for general counsel. Legal expenses for the related party were $28,000 and $0 the periods end June 30, 2015 and June 30, 2014 respectively.

There were advances totaling $93,321 from shareholders for the period ending 2015.

Note 6: Commitments and Contingencies

The Company entered into an Office Service Agreement on June 11 2015, with PBC 8105 Irvine Center, LLC (dba Carr Workplaces (“CW”). Under the terms of the agreement, CW shall grant The Company a license to use the facilities and services of the Center at 100 Spectrum Center Drive, Suite 900 Irvine, CA 92618. The basic terms of this agreement is for 12 months commencing July 1, 2015 ending June 30, 2016 with monthly fixed fees of $1,758.

The Company entered Tenancy agreement on December 20, 2014, with Treasure Gift Pte Ltd. Under the terms of the agreement, Treasure Gift Pte Ltd shall grant the Company use of the premises and amenities situated at 33,  Ubi Avenue 3, #07-58, Vertex, Singapore 408865. The basic terms of the agreement is for 12 months commencing on January 1, 2015 ending December 31, 2015 with the monthly fixed fee $1681.

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

On June 19th, 2015, we signed a Memorandum of Understanding to acquire a 100% controlling stake in Magdallen Quant Pte. Ltd., a Singapore-based Company (the "Company") that is focused on the Research, Development and Deployment of Advanced, Proprietary, state-of-the-art, trainable trading algorithms. NAHD has, over the last several months, been undertaking a thorough evaluation of the proprietary trading algorithms owned and developed by the Company. Subject to completion of the final Due Diligence, the Purchase Price of this acquisition will be set forth in a formal Share Sale & Purchase Agreement that is expected to be executed within the next 60 days.

Results of Operations

We had no revenue for the three months ended June 30, 2015, or for the same period ended June 30, 2014.

Operating expenses were $871,399 for the three month period ended June 30, 2015, and consisted primarily of general and administrative expenses, stock compensation expense, professional fees. This compares with operating expenses for the three month period ended June 30, 2014 of ($15,664), which also primarily consisted of professional fees and , general and administrative expenses, but also included consulting fees.   The material increase in such expense in the first quarter of 2015 were related to increased legal and accounting fees in connection with our change in control.

As a result of the foregoing, we had a net loss of $871,399  for the three month period ended June 30, 2015. This compares with a net income for the three month period ended June 30, 2014 of $15,664.  After the change in control, the Company is focused on a new business model, as described above.  We expect that we will need to raise additional funds to support the expansion of our new business model, including the acquisition of proprietary technologies, working capital to support the implementation of new projects , or for the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

Operating expenses were $899,111 for the six month period ended June 30, 2015, and consisted primarily of general and administrative expenses, stock compensation expense, and professional fees. This compares with operating expenses for the six months period ended June 30, 2014 of ($2,170), which also primarily consisted of professional fees and, general and administrative expenses, but also included consulting fees.   The material increase in such expense in the first and second quarter of 2015 were related to increased legal and accounting fees in connection with our change in control.

As a result of the foregoing, we had a net loss of $899,111 for the six months period ended June 30, 2015. This compares with a net income for the six months period ended June 30, 2014 of $2,170.

Operating expenses were $899,111 for the six month period ended June 30, 2015, and consisted primarily of general and administrative expenses, professional fees. This compares with operating expenses for the six months period ended June 30, 2014 of ($2,170), which also primarily consisted of professional fees and , general and administrative expenses, but also included consulting fees.   The material increase in such expense in the first and second quarter of 2015 were related to increased legal and accounting fees in connection with our change in control.

As a result of the foregoing, we had a net loss of $899,111 for the six months period ended June 30, 2015. This compares with a net income for the six months period ended June 30, 2014 of $2,170.

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

Liquidity and Capital Resources.

As of June 30, 2015 we had cash of $475, compared to $8,663 cash  at June 30, 2014.

We had net cash provided by operating activities for $475 for the six months period ended June 30, 2015 and $1,926 of net cash used for operating activities for the six months period ended June 30, 2014.  The change resulted from our increased net loss during the period.

We had no cash flows from financing activities or investing activities during the three month periods ended June 30, 2015 and 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .

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

Date: August 14, 2015	By:	/s/ Lin Kok Peng
Lin Kok Peng
Director