Form 10-Q
period 2015-09-30
New Asia Holdings, Inc.
filed 2015-11-20
CIK 1485029

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended
September 30, 2015

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

As of September 30, 2015, the Company had 68,948,767 shares of common stock issued and outstanding.

FORM 10-Q

NEW ASIA HOLDINGS, INC.
(fka DM Products, Inc.)

PART I FINANCIAL INFORMATION
References in this document to "us," "we," "NAHD," or "Company" refer to New Asia Holdings, Inc.
ITEM 1. FINANCIAL STATEMENTS:
NEW ASIA HOLDINGS, INC
CONDENSED BALANCE SHEETS

	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current Assets
Cash	$147,556	$-
Total Current Assets	147,556	-

Other Assets
Deposit	790	-
Intangible Assets (Magdallen Quant Pte Ltd)	6,267,819	-
Goodwill	875,038
Total Other Assets	7,143,647	-
TOTAL ASSETS	$7,291,203	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$3,303	$-
Advance From Shareholder	320,053	-
Contingent Liabilities	4,470,937	-
Total Current Liabilities	4,794,293	-
Total Liabilities	4,794,293	-
Stockholders' Equity
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2015 and December 31, 2014.	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, 68,948,767 and 1,821,807 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.	68,949	1,822
Stock to be issued	-	350,000
Additional Paid In Capital	5,412,555	1,292,721
Accumulated Deficit	(2,980,628)	(1,644,543)
Accumulated other comprehensive (Loss)	(3,966)
Total Stockholders' Equity	2,496,910	-
TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)	$7,291,203	$-

 The accompanying notes are an integral part of these unaudited condensed financial statements

NEW ASIA HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended	For the three months ended	For the Nine months ended	For the Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues	$-	$-	$-	$-
Sales
Total revenues	-	-	-	-
Operating expenses
General & Administrative expenses	$65,874	$7,713	$964,985	$9,884

Total operating expense	$65,874	$7,713	$964,985	$9,884
Income (Loss) from operations and before other income	$(65,874)	$(7,713)	$(964,985)	$(9,884)
Other Income				$2
Other Loss:
Change in Fair Value - Contingency Liability	$371,100		$371,100
Loss before income taxes	$(436,974)	(7,713)	(1,336,085)	(9,882)

Provision for income taxes	-	-	-	-
Net Loss	$(436,974)	(7,713)	(1,336,085)	(9,882)
Net Loss per common share-basic and fully diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average common shares outstanding-basic and diluted	57,130,111	1,780,221	64,218,266	1,780,221

The accompanying notes are an integral part of these unaudited condensed financial statements

NEW ASIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended	For the three months ended	For the Nine months ended	For the Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net Loss	$(436,974)	(7,713)	(1,336,085)	(9,882)
Other Comprehensive (Loss)/Income:
Foreign Currency Transaction Adjustment	$(3,966)	$-	$(3,966)	$-

Total Other Comprehensive loss	$(440,940)	$(7,713)	$(1,340,051)	$(9,882)

The accompanying notes are an integral part of these unaudited condensed financial statements

NEW ASIA HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the 9 months ended	For the 9 months ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities
Net Loss	$(1,336,085)	$(9,882)
Adjustment to reconcile net loss to net cash provided (used) by operating activities:
Change in Fair Value of Contingent Liability	371,100	-
Depreciation	-	128
Share-based compensation	800 ,000	26,400
Changes in operating assets and liabilities:
Security Deposit	(790)	-
Accounts payable	3,303	(6,686)
Accrued expenses	-	(16,000)
Advance from Shareholder	320,053	-
Net cash provided (used) by operating activities	157,581	(6,040)

Indirect acquisition costs	(6,059)	-
Effect of Exchange Rate on Cash	(3,966)
Net increase (decrease) in cash	147,556	(6,040)

Cash at beginning of period	-	10,589
Cash at end of period	$147,556	$4,549

Supplemental disclosure of cash flow information:
Taxes paid	$800	600
Interest paid	$-	$-
Non Cash Activities
Acquisition of an Magdallan Quant PTE LTD by issuing common stock	$3,043,020	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

NEW ASIA HOLDINGS, INC.
NOTES TO THE UNAUDITED, CONDENSED, FINANCIAL STATEMENTS

  Note 1: Organization and Summary of Significant Accounting Policies

ORGANIZATION AND BASIS OF PRESENTATION

DM Products, Inc. (the “Company”) was incorporated on March 1, 2001 as Effective Sport Nutrition Corporation. Subsequently, on April 11, 2005, the Company changed its name to Midwest E.S.W.T Corp and on December 14, 2005, it changed its name again to DM Products, Inc.

On December 24, 2014, the board of directors authorized the Company to enter into a Stock Purchase Agreement (the “Agreement”) with four accredited investors, pursuant to which the Company issued an aggregate of 58,904,964 shares of common stock, or approximately 97% of the issued and outstanding common stock of the Company, at an aggregate purchase price of $350,000. The stock was issued as follows: 54,957,724 shares of common stock to New Asia Holdings Limited for $326,546, 1,821,803 shares of common stock to Wong Kai Fatt for $10,825, 1,518,169 shares of common stock to Earth Heat Ltd. for $9,021, and 607,268 shares of common stock to Kline Law Group PC for $3,608.

Effective as of December 24, 2014, Kurt L. Cockrum and James Clark resigned from all offices of the Company while Lin Kok Peng was appointed as a member of the Board of Directors of the Company and as the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company and Allister Lim Wee Sing was appointed as a member of the Board of Directors of the Company.

On January 21, 2015, Lin Kok Peng resigned from the position of Secretary of the Company while Scott C. Kline was appointed as the Secretary, replacing Lin Kok Peng, and as General Counsel of the Company.

On January 23, 2015, the Company filed Articles of Amendment with the Secretary of State of the State of Nevada effecting a name change of the Company from DM Products, Inc. to New Asia Holdings, Inc.

On August 19, 2015, the Board of Directors of the Company approved a resolution acknowledging that New Asia Holdings Ltd, the principal controlling shareholder of the Company, (i) had been advancing funds in the amount of $220,000 to the Company since December 24, 2014 to pay for operating expenses of the Company and (ii) would be required to advance an additional $80,000 to the Company to fund further operating expenses of the Company. The Board further resolved that these advances would constitute an interest-free loan to the Company to be repaid by the close of business on October 31, 2015. However, if the Company was unable to repay these advances by such date, New Asia Holdings Ltd, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above advances into common stock of the Company at a conversion price of $0.02 per share.

On August 28, 2015, the Company completed the acquisition of Magdallen Quant Pte Ltd., a Singapore-based company, which is focused on the research, development and deployment of advanced, proprietary, state-of-the-art, trainable trading algorithms. The acquisition was accomplished through a share exchange with Mr. Anthony Ng Zi Qin of 7,422,000 new restricted shares of common stock of the Company with a fair value of $3,043,020 in exchange for the entire issued and outstanding capital of Magdallen Quant Pte Ltd., held by Mr. Anthony Ng Zi Qin, consisting of 8,000,100 shares issued at par value of SGD$1.00 per share, or USD$0.714 on the acquisition date and additional contingent consideration of $4,099,837.

On September 7, 2015, Mr. Scott C. Kline (“Mr. Kline”) resigned as Secretary and General Counsel of the Company. The resignation was not as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On that date, Mr. Jose A. Capote (“Mr. Capote”) was appointed to serve as the Company’s Secretary and remains as well as his current position as the Company's Chief Technical Officer. There is no family relationship between Mr. Capote and any of the Company’s directors or officers. Mr. Capote is currently a shareholder of the Company through his 50% ownership of Earth Heat Ltd.

 Note 1: Organization and Summary of Significant Accounting Policies (continued)

Basis of Presentation

The unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.  The accompanying unaudited condensed financial have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015. The financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2014 of New Asia Holdings, Inc. in our Form 10-K filed on April 15, 2015 with the SEC

Foreign Currency

The functional currencies of our foreign subsidiaries are their respective local currencies. The financial statements of the foreign subsidiary are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange and income and expense amounts at average rates prevailing throughout the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income/(loss),” a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included within “Selling, general and administrative expenses”

Cash

All highly liquid investments with maturities of three months or less are considered to be cash equivalents. At September 30, 2015 and December 31, 2014, the Company had no cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, and advances from shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates, unless otherwise disclosed in these financial statements.

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax, assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2015, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2015 and 2014.

Note 1:  Organization and Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company follows ASC Topic 505-50 “ Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to operating expense and additional paid-in capital over the period during which services are rendered. On April 23, 2015, an additional 800,000 shares of restricted stock at fair value were issued to non-employees ShuQin Wang, Jidong Yang, TongXinHao and HaiTao Wang, each receiving 200,000 shares for their advisory services, at a fair value of $800,000.
Long-lived Assets

The Company assesses long-lived assets, including intangible assets, for impairment in accordance with the provisions of FASB ASC 360 “Property, Plant and Equipment”. A long-lived asset (or group of assets) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted net cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the nine months ended September 30, 2015 and 2014.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained substantial losses of $2,980,628 since inception, has a working capital deficit of $4,646,737, and is in need of additional capital to grow its operations so that it can become profitable.

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

Note 2: Intangible Assets

The Company’s intangible assets consist primarily of Proprietary Trainable Trading Algorithms and have not been placed in service as of September 30, 2015. Once placed in service, amortizable assets are amortized over their estimated useful lives using straight-line method..

Note 3: Stock Subscription Deposit Common Stock

On December 24, 2014, the Company entered in to a stock purchase agreement for $350,000 of which the Company received a deposit of $337,000 (of which $13,000 were used to pay legal fees) for 58,904,964 shares of common stock of the Company. The stock was issued on January 23, 2015.

Note 4: Common Stock

The Company has 430,000,000 shares of capital stock, consisting of 400,000,000 shares of $0.001 par value common stock, and 30,000,000 shares of $0.001 par value preferred stock. The Company had 1,821,807 shares of common stock issued and outstanding as of December 31, 2014 and 68,948,767 shares issued and outstanding as of September 30, 2015.

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

On January 23, 2015, pursuant to that certain Stock Purchase Agreement, dated December 24, 2014, with four accredited investors, the Company issued the following shares of common stock:  54,957,724 shares of common stock to New Asia Holdings Limited for $326,546, 1,821,803 shares of common stock to Wong Kai Fatt for $10,825, 1,518,169 shares of common stock to Earth Heat Ltd. for $9,021, and 607,268 shares of common stock to Kline Law Group PC for $3,608.

On April 23, 2015, 800,000 shares of restricted common stock at a fair value of $800,000 were issued to four individuals, each receiving 200,000 shares for their advisory services.

On August 19, 2015, the Board of Directors of the Company approved a resolution acknowledging that New Asia Holdings Ltd, the principal controlling shareholder of the Company, (i) had been advancing funds in the amount of $220,000 to the Company since December 24, 2014 to pay for operating expenses of the Company ("Prior Advances") and (ii) would be required to advance an additional $80,000 to the Company to fund further operating expenses of the Company  (“Future Advances”, and together with Prior Advances, the “Advances”). The Board further resolved that these Advances would constitute an interest-free loan to the Company to be repaid by the close of business on October 31, 2015. However, if the Company was unable to repay these Advances by such date, New Asia Holdings Ltd, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above Advances into common stock of the Company at a conversion price of $0.02 per share.

On August 28, 2015, the Company completed the acquisition of Magdallen Quant Pte Ltd. The acquisition was accomplished through a share exchange with Mr. Anthony Ng Zi Qin of 7,422,000 new restricted shares of common stock of the Company with a fair value of $3,043,020 in exchange for the entire issued and outstanding capital of Magdallen Quant Pte Ltd., held by Mr. Anthony Ng Zi Qin, consisting of 8,000,100 shares of stock issued at par value of SGD$1.00 per share, or USD$0.714 on the acquisition date.

Note 5: Related Party Transactions

The Company entered into a consulting contract with Scott Kline, Esq., a stockholder of the Company, for his services as general counsel to the Company.  Legal expenses for the related party were $48,000 and $0 for the periods ended September 30, 2015 and September 30, 2014, respectively.

There were advances totaling $320,053 from shareholders for the period ending September 30, 2015.

On September 7, 2015, Mr. Scott C. Kline (“Mr. Kline”) resigned as Secretary and General Counsel of the Company. The resignation was not as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On that date, Mr. Jose A. Capote (“Mr. Capote”) was appointed to serve as the Company’s Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company’s directors or officers. Mr. Capote is currently a shareholder of the Company through his 50% ownership of Earth Heat Ltd.  The Company has paid Mr. Capote consulting fees for acting in the capacity as Secretary and Vice President of the Company in the amount of $7,500 and $0 for the periods ended September 30, 2015 and September 30, 2014, respectively.

Note 6: Commitments and Contingencies

The Company entered into an Office Service Agreement on June 11, 2015, with PBC 8105 Irvine Center, LLC (doing business as Carr Workplaces (“CW”)). Under the terms of the agreement, CW granted the Company a license to use the facilities and services of the Center at 100 Spectrum Center Drive, Suite 900 Irvine, CA 92618. The basic terms of this agreement is for 12 months commencing July 1, 2015 ending June 30, 2016 with monthly fixed fees of $1,758.

The Company entered into a tenancy agreement on December 20, 2014, with Treasure Gift Pte Ltd. Under the terms of the agreement, Treasure Gift Pte Ltd granted the Company use of the premises and amenities situated at 33, Ubi Avenue 3, #07-58, Vertex, Singapore 408865. The basic terms of the agreement are that the agreement is for 12 months commencing on January 1, 2015 ending December 31, 2015 with the monthly fixed fee of $1,681.

Pursuant to the Sale &  Purchase agreement, if the average trading price of  the Company’s shares based on the 7 days closing price over the period immediately before the first anniversary date of this Agreement and the 7th day falling on the first anniversary date of the agreement is below USD 1.00, the Company shall issue additional shares to Anthony Ng Zi Qin to make up the difference between the value of the Consideration Shares based on such 7 days closing history and the sum of SGD 10,000,000.00. The difference between the fair value of the assets acquired and the value of the shares swapped ($4,099,837) as well as the change in the common stock share price ($371,100) for the period ended September 30, 2015 created a contingency in amount of $4,470,937 in U.S. Dollars.

Note 7 - – PURCHASE – NEW ASIA HOLDINGS, INC and MAGDALLEN QUANTE  PTE LTD

In August 2015, we completed our, non-related party, acquisition of Magdallen Quant Pte Ltd (“MQL”), a Company formed in May, 2015, (established solely to hold the ownership to the trainable trading algorithm assets that we acquired, therefore there is no comparison applicable with 2014). The acquisition was made on the basis of a share swap of 7,422,000 new restricted shares of NAHD Common Stock in exchange for the entire issued and paid-up capital of Magdallen Quant Pte Ltd, which is 8,000,100 shares issued at par value of SGD $1.00 per share, or USD $0.714 on August 28, 2015, the acquisition date.  The market value of the of NAHD common stock was .41 per share at the date of sale. The exchange value in U.S. Dollars for the shares swap were $3,043,020. The fair value of MQL at the acquisition date in U.S. Dollars was $6,267,819.  In addition, there is a contingent clause (see Note 6) that increases the value of the assets acquired. This increase was allocated to Goodwill in the amount of $875,038 in US Dollars.  The total fair value of the exchange was $7,142,857 in U.S.Dollars.

The purchase price was allocated to specific identifiable tangible and intangible assets at their fair value at the date of the purchase in accordance with Accounting Standards Codification 805, “Business Combinations”, as follows:

Allocation	$
Goodwill	$875,038
Intangible Assets	6,267,819
Total	7,142,857
Less fair value of the contingent liability	(4,099,837)
Purchase price	$3,043,020

The Company consolidated the results from operations from August 28, 2015. The following are unaudited pro-forma results of operations as if the acquisition had occurred on January 1, 2015 for the period ending September 30, 2015.

	Nine Months Ended September 30, 2015,
		NAHD/ MQL	Combined
	As Reported	As Reported	Pro-Forma

Net revenue	$-	$-	$-

General and administrative	$928,094	-	$928,094

Loss from operations	$(928,094)	-	(928,094)

Income or (loss) before income taxes	$(928,094)	-	$(928,094)

Provision for income taxes	-	-	-

Net income (loss)	$(928,094)	-	$(928,094)

Net Income (loss) per common shares-basic and fully diluted	$(0.02)	-	$(0.02)
		-
Weighted average common shares outstanding-basic and diluted	56,232,964	897,165	57,130,111

Note 8 – Subsequent Events

As of November 20, 2015, the principal controlling shareholder, New Asia Holdings Ltd, has not yet acted to convert any of the Advances (as described above in Note 4) to common stock, the Advances remain as an interest free loan to the Company at present time.

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

On August 28, 2015, the Company completed the acquisition of Magdallen Quant Pte Ltd. The acquisition was accomplished through a share exchange with Mr. Anthony Ng Zi Qin of 7,422,000 new restricted shares (“Consideration Shares”) of common stock of the Company, at a market value of $0.41 per share, with an aggregate fair value of $3,043,020 in exchange for the entire issued and outstanding capital of Magdallen Quant Pte Ltd., held by Mr. Anthony Ng Zi Qin, consisting of 8,000,100 shares of stock issued at par value of SGD$1.00 per share, or USD$0.714 on the acquisition date.

Results of Operations

We had no revenue for the three months ended September 30, 2015, or for the same period ended September 30, 2014.

Operating expenses were $65,874 for the three month period ended September 30, 2015, and consisted primarily of general and administrative expenses and professional fees. This compares with operating expenses for the three month period ended September 30, 2014 of 7,713, which also primarily consisted of general and administrative expenses and professional fees, but also included consulting fees.   The material increase in such expense in the first quarter of 2015 were related to increased operating expenses associated with the implementation of our business plan, which included the acquisition of Magdallen Quant Pte Ltd as well as legal and accounting fees in connection with our change in control.

As a result of the foregoing, we had a net loss of $436,974 for the three month period ended September 30, 2015, which includes a contingent liability associated with the change in fair value of the acquired asset of $371,100 for the period ended September 30, 2015. This compares with a net loss for the three month period ended September 30, 2014 of $7,713.  After the change in control, the Company is focused on a new business model, as described above.  We expect that we will need to raise additional funds to support the expansion of our new business model, including, working capital to support the implementation of new projects, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

Operating expenses were $964,985 for the nine month period ended September 30, 2015, and consisted primarily of general and administrative expenses, stock compensation expense, and professional fees. This compares with operating expenses for the nine months period ended September 30, 2014 of $9,884, which also primarily consisted of general and administrative expenses and professional fees, but also included consulting fees.   The material increase in such expense in the first, second and third quarters of 2015 were related to the implementation of our new business model, strategic acquisition of proprietary assets and increased legal and accounting fees in connection with our acquisition of assets and the change in control.

As a result of the foregoing, we had a net loss of $1,336,085  for the nine months period ended September 30, 2015 which includes a contingent liability associated with the change in fair value of the acquired asset of $371,100 for the period ended September 30, 2015. This compares with a net loss for the nine months period ended September 30, 2014 of $9,882.

 After the change in control and the acquisition of our proprietary trainable trading algorithm assets, the Company is focused on a new business model, as described above.  We expect that we will need to raise additional funds to support the expansion of our new business model, including, working capital to support the implementation and expansion of our SaaS business model as well as establishing the trading for our own account or for the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect that through the acquisition of our proprietary trainable trading algorithms, we will commence to generate revenues in early 2016, however, notwithstanding these developments we expect to incur operating losses through the balance of this year because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We expect to cover such shortfall in operating margins through advances from our principal shareholder and other fund-raising measures that the Company deems appropriate.

Liquidity and Capital Resources.

As of September 30, 2015 we had cash of $147,556, compared to no cash at December 31, 2014. We had net cash provided by operating activities for $157,581 for the nine months period ended September 30, 2015 and ($6,040) of net cash used for operating activities for the nine months period ended September 30, 2014. We had ($6,059) cash flows from investing activities and no cash flow from financing activities during the nine month periods ended September 30, 2015 resulting from advances from our principal shareholder and no cash flows from financing or investing activities during the nine month period ending September 30, 2014.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description	Filing

31.1	Certification of CEO pursuant to Sec. 302	Filed herewith.

31.2	Certification of CFO pursuant to Sec. 302	Filed herewith.

32.1	Certification of CEO pursuant to Sec. 906	Filed herewith.

32.2	Certification of CFO pursuant to Sec. 906	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 20, 2015.

NEW ASIA HOLDINGS, INC.

By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: November 20, 2015	By:	/s/ Lin Kok Peng
Lin Kok Peng
Director