Form 10-K
period 2015-12-31
New Asia Holdings, Inc.
filed 2016-04-14
CIK 1485029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-55410

New Asia Holdings, Inc.
(Exact name of registrant as specified in its charter)
Nevada	45-0460095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
33 Ubi Avenue 3 #07-58 Vertex Building Tower A, Singapore 408868
(Address of principal executive offices)
+65 6702 3808
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-afﬁliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second ﬁscal quarter.  As of June 30, 2015, the aggregate market value was $3,941,426

The number of shares outstanding of each of the issuer's classes of common stock, as of March 29, 2016, is as follows:

Classes of Common Stock	Shares Outstanding
Common Stock, $0.001 par value	68,948,767

DOCUMENTS INCORPORATED BY REFERENCE
None.

New Asia Holdings, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2015

TABLE OF CONTENTS

PART I

Special Note Regarding Forward Looking Statements

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

ITEM 1.	BUSINESS.
Overview

Since December 24, 2014, New Asia Holdings, Inc. (the "Company" or "NAHD") has been focusing on developing highly advanced, proprietary, neural trading models for the financial community.

It is our belief that our state-of-the-art, trainable, algorithms in our models will emulate aspects of the human brain, providing our algorithms with a self-training ability to formalize unclassified information and thus develop an enhanced ability to make forecasts based on the historical information and other data available at their disposal. Our neural networks will not make forecasts. Instead, they will analyze price data and uncover opportunities. Using our proprietary neural network, trade decisions will be made based on thoroughly analyzed data (which is not generally possible when using traditional technical analysis methods). We anticipate offering a series of "next-generation" tools that can detect subtle non-linear interdependencies and patterns that other methods of technical analysis are unable to uncover.

We will offer trading software solutions to clients on the basis of a "Software as a Service (SaaS)" licensing and delivery models with licensed users availing themselves of service-based contractual arrangements. In addition, we will utilize our in-house proprietary neural trading models to trade our own funds, thus providing added value to our shareholders.

Our proprietary trading models will be developed by a team of professional engineers in communications, electronic circuitry design and financial engineering. This diverse team will be the key factor of our successful development of non-traditional and innovative trading models. Our systems will be designed to take intelligent positions as the market moves/changes and, upon development, our systems will bring a proven, rigorously tested, track-record. We anticipate that our proprietary algorithmic trading systems will generate superior, risk adjustable, returns for our clients.

The Company's products are a set of assets comprised of three Proprietary Trainable Trading Algorithms:
•	Series X Pound/Dollar (MQ X1)
•	Series Y Pound/Dollar (MQ Y1)
•	Series Z Multi-asset Currency and Gold (MQ Z1)

Technical Description of Algorithm Trading

The programming associated with the MQ X1 and the MQ Y1 are driven by mean reversion whereas the programming of the MQ Z1 is driven by momentum and trend following. All of the algorithms incorporate currency flows and are designed to reduce positions when trends become adverse. We consider that these algorithms are very easy to deploy and operate via the "Software as a Service" model. The combination of this business model and the composition of the algorithms render the trading of currencies and gold nearly effortless: no traders are needed, thereby eliminating the compensation related expenses. In addition to the returns and safety characteristics associated with the subject algorithms, these algorithms are favorable to account holders ("Holders") in that they neither lend themselves to high frequency trading nor to high commissions.

The three primary competitive advantages associated with our proprietary trading algorithms are:
●	rates of return,
●	efficiency and
●	safety.

The Company believes that its "Algo's" are the only ones in the market that can be "tuned" to minimize risks, such as variations in the "stop loss" (risk tolerances) per trade between 1% (least risk) to 3% (more moderate risk).  The results of over 5 years of development, back-end testing and actual trading operations have demonstrated; winning percentages in the range of 60% to 80% and annual returns of over 60%. Thus our trainable, trading Algo's will achieve much higher returns with a minimum risk on capital.

Algorithm Trading Explained

Algorithmic trading (Algorithmic Trading) has been growing rapidly across all types of financial instruments, accounting for over 84% of U.S. equity volumes in 2014 (Reuters and Bloomberg). A number of closely related computational trading terms that are often used interchangeably has to be clarified in order to fully understand Algorithmic Trading.

Algorithmic Trading relies on sophisticated computer programs and models to make automated decisions regarding the market, without human input. Such models are especially popular in strategies such as managed futures, where trend following is prevalent.

Types of Algorithmic Trading

•	Systematic trading

It refers  to  any  trading  strategy  that  is  a  "rule-based"  systematic/repetitive  approach  to execution trading behaviors. This is often achieved through utilization of an expert system that replicates previously captured actions of real traders.

•	High-frequency trading (HFT)

HFT  is  a  more  specific  area,  where  the  execution  of  computerized  trading  strategies  is characterized  by  extremely  short  position-holding  periods  in  excess  of  a  few  seconds  or milliseconds.

•	Ultra high-frequency trading

Sometimes  also  known  as  low-latency  trading  refers  to  HFT  execution  of  trades  in  sub-millisecond times through co-location of servers and stripped down strategies, direct market access, or individual data feeds offered by Exchanges and others to minimize network and other types of latencies.

Algorithmic Trading Strategies

The following are common trading strategies used in Algorithmic Trading:

•	Trend Following Strategies:
The most common algorithmic trading strategies follow trends in moving averages, channel breakouts, price level movements and related technical indicators. These are the easiest and simplest strategies to implement through algorithmic trading because these strategies do not involve making any predictions or price forecasts. Trades are initiated based on the occurrence of desirable trends, which are easy and straightforward to implement through algorithms without getting into the complexity of predictive analysis.

•	Arbitrage Opportunities:
Buying a dual listed stock at a lower price in one market and simultaneously selling it at a higher price in another market offers the price differential as risk-free profit or arbitrage. The same operation can be replicated for stocks versus futures instruments, as price differentials do exists from time to time. Implementing an algorithm to identify such price differentials and placing the orders allows profitable opportunities in efficient manner.
•	Index Fund Rebalancing:
Index funds have defined periods of rebalancing to bring their holdings to par with their respective benchmark indices. This creates profitable opportunities for algorithmic traders, who capitalize on expected trades that offer 20-80 basis points profits depending upon the number of stocks in the index fund, just prior to index fund rebalancing. Such trades are initiated via algorithmic trading systems for timely execution and best prices.
•	Mathematical Model Based Strategies:
A lot of proven mathematical models, which allow trading on combination of options and its underlying security, where trades are placed to offset positive and negative deltas so that the portfolio delta is maintained at zero.
•	Trading Range (Mean Reversion):
Mean reversion strategy is based on the idea that the high and low prices of an asset are a temporary phenomenon that revert to their mean value periodically. Identifying and defining a price range and implementing algorithm based on that allows trades to be placed automatically when price of asset breaks in and out of its defined range.
•	Volume Weighted Average Price (VWAP):
Volume weighted average price strategy breaks up a large order and releases dynamically determined smaller chunks of the order to the market using stock specific historical volume profiles. The aim is to execute the order close to the Volume Weighted Average Price (VWAP), thereby benefiting on average price.
•	Time Weighted Average Price (TWAP):
Time weighted average price strategy breaks up a large order and releases dynamically determined smaller chunks of the order to the market using evenly divided time slots between a start and end time. The aim is to execute the order close to the average price between the start and end times, thereby minimizing market impact.
•	Percentage of Volume (POV):
Until the trade order is fully filled, this algorithm continues sending partial orders, according to the defined participation ratio and according to the volume traded in the markets. The related "steps strategy" sends orders at a user-defined percentage of market volumes and increases or decreases this participation rate when the stock price reaches user-defined levels.
•	Implementation Shortfall:
The implementation shortfall strategy aims at minimizing the execution cost of an order by trading off the real-time market, thereby saving on the cost of the order and benefiting from the opportunity cost of delayed execution. The strategy will increase the targeted participation rate when the stock price moves favorably and decrease it when the stock price moves adversely.
•	Beyond the Usual Trading Algorithms:
There are a few special classes of algorithms that attempt to identify "happenings" on the other side. These "sniffing algorithms," used, for example, by a sell side market maker have the in-built intelligence to identify the existence of any algorithms on the buy side of a large order. Such detection through algorithms will help the market maker identify large order opportunities and enable him to benefit by filling the orders at a higher price. This is sometimes identified as high-tech front-running.

NAHD's Design Philosophy

Price is simply a reflection and emotional perception of the respective commodity of value. Mechanical systems have no emotions when it comes to the interpretation of prices. Nothing is actually too high or too low; Its all technically relative.

NAHD uses a multitude of modern tools and technology to making trading simpler, adaptive and intelligent:

Some of the tools we apply include:

•	Principle Component Analysis (PCA)
•	Neural Networks
•	Removing Linear Trends From Data
•	Detecting Anomaly Activities
•	Market Behavioral Pattern Neural Analysis
•	Co-relational Modeling
•	Multi-Time Frame Signal Analysis

Principal Components Analysis (PCA) is a tool in exploratory data analysis to discover the important variables (or a combination of them) that explain the cause of variance in the data and thus enhances the efficiency when there is a large volume of data to be analyzed.

Factor analysis is a statistical method used to describe variability among observed, correlated variables in terms of a potentially lower number of unobserved variables called factors. Factor analysis searches for such joint variations in response to unobserved latent variables. The observed variables are modeled as linear combinations of the potential factors, plus "error" terms. The information gained about the interdependencies between observed variables can be used later to reduce the set of variables in a dataset and thus helps us to reduce complex multi-dimensional modeling data into 2 dimensional outcome for easier analysis.

Factor analysis is related to principal component analysis (PCA), but the two are not identical. Latent variable models, including factor analysis, use regression modeling techniques to test hypotheses producing error terms, while PCA is a descriptive statistical technique.

The artificial neural networks are one of the areas in artificial intelligence research that is based on the attempts to simulate the human nervous system in its ability to learn and adapt.  It strives to allow us to build a rough simulation of the human brain in operation. When it comes to trading, it is generally a matter to buy, sell, hold and position sizing. In other words, Algorithm Trading Strategies (ATS) significantly simplify decision making than would otherwise be possible if human beings were doing the trading.

The Company's strived to develop systems which are adaptive and where no two trades are the same. The reason being very simple; the market is changing all the time (every hour, minute and second). Thus, it is imperative to achieve an acceptable level of machine learning adaptability within the confines of the boundaries of trading. This enables our clients to stay in the highly challenging game of trading under most, if not all, market conditions.

The NAHD Strategies refer to the precise nature of the entire spectrum of activities employed by a software system starting from pre-trade analysis, model selection, signal generation, trade execution, and post-trade handling.

•	Momentum
A trend following trading strategy that aims to capitalize on the continuance of existing trends in the market. The algorithm assumes large increases in the price of a security will be followed by additional gains and vice versa for declining values.

•	Mean Reversion
A trading strategy assuming prices and returns eventually move back toward the mean or average. A popular strategy is mean reversion (pairs trading) where two historically correlated securities that have diverged are assumed to converge in the future. Statistical Arbitrage ("stat arb") is an equity trading strategy that employs time series methods to identify relative mispricing between stocks. It bets on the convergence of the prices of similar financial instruments whose prices have diverged.

Company Business Model

The Company's focus is to capitalize the volatility of the 24 hours Forex markets to achieve capital appreciation over a medium to long term combined with the usage of a good wealth vehicle in order to control risk, profit from both bull or bear markets, maximize liquidity and economic resilience (recession proof).

The NAHD systems have been designed to constantly adapt themselves and to take intelligent positions as the market moves/changes. The models are subjected to rigorous testing akin to the volatile trading environment of major financial events/crisis that happened in recent history. These models are also programmed to have the ability to learn and adapt new manners of trading; effectively translating the human behavioural of trading into a predictive science. The NAHD cutting edge quantitative strategies and proprietary algorithmic trading system are developed to generate superior risk adjustable returns for the Holders.

NAHD's foreign exchange trading algorithms consist of the following:
•	MQ X1 (Pound / Dollar)
•	MQ Y1 (Pound / Dollar)
•	MQ Z1 (Multi-Asset Currency and Gold)
The three primary competitive advantages associated with the aforementioned trading algorithms are rates of return, efficiency and safety.

Below is a snapshot of the performance of the three subject Forex trading algorithms which have been tested since April of 2010.

The backend programming associated with the MQ X1 and the MQ Y1 are driven by mean reversion whereas the backend of the MQ Z1 is driven by momentum and trend following. All of the algorithms incorporate currency flows and are designed to reduce positions when trends become adverse.

These algorithms are designed to be very easy to deploy in that they are operated via the "Software as a Service" model. The combination of this business model and the composition of the algorithms render the trading of currencies and gold nearly effortless; no traders are needed, thereby eliminating the compensation related expenses. In addition to the returns and safety characteristics associated with the subject algorithms, these algorithms are favorable to account holders in that they neither lend themselves to high frequency trading nor to high commissions.

The Company's business model reflects two major activities:

1.

The Company has entered into a world-wide Exclusive License with New Asia Momentum Ltd (NAML). NAML, in turn, offers these proprietary, trainable, algorithm trading software solutions to broker-dealers, banks, funds and other clients on the basis of a "Software as a Service" (SaaS) licensing and delivery model, with sub-licensed users availing themselves of service-based contractual arrangements.

The exclusive licensing agreement calls for NAML to pay MQL royalty fees equal to 20% of the trading profits achieved by the SaaS contract agreements that NAML executes with its clients. NAHD's market strategy revolves around it's licensee(s) sub-licensing its algorithms to asset managers that each have between $1 million and $100 million in assets under management. The targeted geographic market is Asia, with an initial emphasis on Singapore, Hong Kong, Indonesia, and Australia.

2.	The Company will utilize its proprietary trainable trading algorithms to trade in its own funds through a wholly-owned subsidiary that will be established at an appropriate time.
The Company's strategy is based on the key features summarized below:

•	A USD 6 trillion per day market that is categorized as the market closest to the ideal of perfect competition; a market that is unique because of the following characteristics:

o	It reflects a huge trading volume, representing the largest asset class in the world leading to high liquidity;

o	Its broad geographical dispersion;

o	Its continuous operation: 24 hours a day except weekends, i.e., trading from 22:00 GMT on Sunday (Sydney) until 22:00 GMT Friday (New York);

o	The low margins of relative profit compared with other markets of fixed income; and

o	The use of leverage to enhance profit and loss margins and with respect to account size.

•	Risk minimization since our "Algo's" are the only ones that can be "tuned" to minimize risks
•	Competitive advantage as a result of the team's local operating experience

The Software as a Service (SaaS) Public Market Performance

Software as a service (SaaS) is a software licensing and delivery model in which software is licensed on a subscription basis and is centrally hosted. It is sometimes referred to as "on-demand software". SaaS is typically accessed by users using a thin client via a web browser. SaaS has become a common delivery model for many business applications, including financial services, office and messaging software, payroll processing software, DBMS software, management software, CAD software, development software, gamification, virtualization, accounting, collaboration, customer relationship management (CRM), management information systems (MIS), enterprise resource planning (ERP), invoicing, human resource management (HRM), talent acquisition, content management (CM), antivirus software, and service desk management. SaaS has been incorporated into the strategy of all leading enterprise software companies.

According to a Gartner Group estimate, SaaS revenue will be more than USD 20 billion in 2015. The Martin Wolfe IT Index showed that companies in the SaaS category were experiencing accelerated growth that led to a 163% premium in revenue valuation multiple based on 12 months trailing revenue, compared to traditional software companies.

The Martin Wolfe Report expected that this accelerated growth in the SaaS category would continue for the foreseeable future. For example, it expected that SaaS companies generally would continue outpacing traditional software in growth and valuation multiples.

The SEG Software Index Public Market Multiples:

At the close of the second quarter of 2014 (2Q14), according to the SEG Software Index, the median enterprise value (EV)/Revenue multiple for public SaaS companies was 6.6x, up 16% year over year. Over 34% of the companies in the SEG SaaS Index achieved a median EV/Revenue multiple of 8x or higher in 2Q14, and public SaaS companies continued to trade at a significant premium to their on-premise peers (6.6x vs. 3.0x median EV/Revenue).

Public SaaS companies have historically enjoyed trading multiples at least twice that of their on-premise peers. According to the SEG report, a premium market valuation multiple can be largely justified by comparing the relative lifetime value of a SaaS customer vs. an on-premise licensee. A SaaS company with a mission critical hosted app and strong customer retention will garner significantly greater cash over time from its average customer than will its on-premise counterpart. In the meantime, according to the SEG Software Industry report, investors are placing their bets on the next wave of SaaS category leaders that are positioned to displace incumbent on-premise providers across multiple product categories.

Company (NAHD) and Business Structure

The Company (NAHD) is partnered with world-class firms:

•	GAIN Capital was founded in 1999 with a mission to provide traders with low cost access to foreign exchange markets. Since then, GAIN Capital has expanded its product offering and global reach, and now provides a diverse mix of both retail and institutional investors access to thousands of OTC and exchange-traded markets.

•
Straits Financial Group ("SF Group") is headquartered in Singapore and they are the brokering division of the CWT Group, the largest publicly listed logistics company in South East Asia. Their US subsidiary, Straits Financial LLC, is a full Clearing Member of the Chicago Mercantile Exchange (CME) and the Chicago Board of Trade (CBOT). Through their Asian branches and global partnerships, they are focused on delivering a wide range of financial services and ensuring that Holders will have a positive and consistent customer experience.

In particular, Straits (Singapore), a subsidiary of the SF Group, by capitalizing on SF Group's strengths and global network, Straits (Singapore) is able to offer a comprehensive and integrated spectrum of trade services including brokerage, risk management, commodities collateralization, warehousing and logistics. Straits (Singapore) is also an approved Inter-Dealer Broker (IDB) with SGX Asia clear, they provide intermediary services to empower transactions between buy and sell sides for both OTC and exchange-cleared products. They provide both standardized and bilateral agreements, with a strong focus on OTC Rubber and Iron Ore Swaps.

•	CWT is a leading provider of integrated logistics and supply chain solutions. They serve the spectrum from small establishments to multinational corporations across multiple markets and geographies. Leveraging their strength and scale in logistics competencies, infrastructure and global network, they deliver business solutions that help customers succeed and communities thrive. CWT has built a diversified portfolio around its core logistics capabilities. They also provide commodity marketing for base metals and energy products. In addition, they are engaged in engineering services for buildings, facilities and equipment fleet; property management; brokering services for exchange listed products; and asset and trust management for Cache Logistics Trust, a logistics property REIT. CWT is committed to sustainable development and acts as a socially and ethically responsible corporate citizen. CWT is traded on the Singapore Exchange since 1993. CWT employs around 6,000 people and reported revenue of S$9.1 billion in 2013. CWT is a Singapore corporation established in 1970.

Corporate History

We were incorporated on March 1, 2001 under the laws of the state of Nevada under the name Effective Sports Nutrition Corporation. At formation, the Company was authorized to issue 25,000,000 shares of $.001 par value common stock, par value $0.001 per share.

On April 11, 2005, we changed our name from Effective Sports Nutrition Corporation to Midwest E.S.W.T. Corp. and increased the number of authorized shares of common stock, par value $0.001 per share, from 25,000,000 to 110,000,000.

On July 18, 2005, we entered into a share exchange agreement (the "Share Exchange Agreement") with Direct Success, Inc., a California corporation.  As a result of the Share Exchange Agreement, we issued shares of common stock to the shareholders of Direct Success, Inc. in exchange ("Share Exchange") for all of the issued and outstanding common stock in Director Success, Inc. On December 14, 2005, we changed our name from Midwest E.S.W.T. Corp. to DM Products, Inc.    As a result of the Share Exchange, Direct Success, Inc. became our wholly owned subsidiary.  At the time of the Share Exchange, Direct Success, Inc. had an accumulated loss of $6,195,881.

On April 7, 2006, we increased the number of authorized shares of common stock, par value $0.001 per share, from 110,000,000 to 300,000,000 and we authorized 30,000,000 shares of preferred stock, par value $0.001 per share.

On December 6, 2011, we filed with the Secretary of State of the State of Nevada a Certificate of Amendment to our Articles of Incorporation. The Amendment: (i) changed the number of authorized shares of common stock, par value $0.001 per share, from 300,000,000 to 400,000,000, and (ii) granted the board of directors' authority to prescribe and issue 30,000,000 shares of Preferred Stock, par value $0.001 per share, in one or more series.  In addition, on December 6, 2011, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock, designating 5,000,000 of the Company's authorized preferred stock.

Prior to April 2013, we were in the business of locating inventive products and introducing these products through a Direct Response Model, a form of marketing that allows potential consumers direct access to the seller without the necessity of traditional retail. Our primary focus was on infomercials (long-form television commercials, typically five minute or longer). The Company operated the Direct Response Model through its wholly owned subsidiary Direct Success, Inc. until its dissolution on April 23, 2013. Within the five year period prior to April 2013, we had only marketed one product, a fishing lure product known as the Banjo Minnow Fishing Lure System ("Banjo Minnow"). Direct Success, Inc. owned 75% interest in a joint venture, known as Direct Success LLC #3, which held the exclusive rights to manufacture, use, distribute, sell, advertise, promote and otherwise exploit the Banjo Minnow until June 30, 2012. The exclusive rights to the Banjo Minnow were obtained through a Manufacturing, Marketing and Distribution Agreement entered into between Direct Success LLC #3 and Banjo Buddies, the inventor and owner of the intellectual property rights of the Banjo Minnow, in October, 2003. This Agreement, together with modifications made pursuant to an Arbitration settlement, required Direct Success, LLC#3 to pay Banjo Buddies a royalty in the amount 5% for the sale of all products through December 31, 2011, with DM Products maintaining an option to extend, and extended the licensing period for an additional six (6) months.

The Company dissolved both Direct Success, Inc. and Direct Success LLC #3 respectively on April 23, 2013 and April 5, 2013, since it no longer received income from the Banjo Minnow and was no longer participating in infomercial projects.

From April 2013 until December 2014, the Company had been considering changing its business model.

On May 29, 2013, a majority of shareholders and our board of directors approved an amendment to our Articles of Incorporation for the purpose of approving a reverse split of one to one hundred eighty eight in which each shareholder was issued one common share in exchange for every one hundred eighty eight common shares of their currently issued common stock.

On December 24, 2014, the board of directors authorized the Company to enter into a Stock Purchase Agreement (the "Agreement") with four accredited investors, pursuant to which the Company issued an aggregate of 58,904,964 shares of common stock, or approximately 97% of the issued and outstanding common stock of the Company, at an aggregate purchase price of $350,000 resulting in a change of control. The stock was issued as follows: 54,957,724 shares of common stock to New Asia Holdings Limited for $326,546, 1,821,803 shares of common stock to Wong Kai Fatt for $10,825, 1,518,169 shares of common stock to Earth Heat Ltd. for $9,021, and 607,268 shares of common stock to Kline Law Group PC for $3,608.

Effective as of December 24, 2014, Kurt L. Cockrum and James Clark resigned from all offices of the Company while Lin Kok Peng was appointed as a member of the Board of Directors of the Company and as the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company and Allister Lim Wee Sing was appointed as a member of the Board of Directors of the Company.

Since we went through a change of control on December 24, 2014, we have been focusing on developing highly advanced, proprietary, neural trading models for the financial community.

On January 21, 2015, Lin Kok Peng resigned from the position of Secretary of the Company while Scott C. Kline was appointed as the Secretary, replacing Lin Kok Peng, and as General Counsel of the Company. On January 23, 2015, we filed a Certificate of Amendment with the Secretary of State of the State of Nevada effecting a name change of the Company from DM Products, Inc. to New Asia Holdings, Inc. (the "Name Change"). The Company notified the Financial Industry Regulatory Authority ("FINRA") of the Name Change and a new trading symbol, "NAHD", was assigned effective February 13, 2015 as well as a new CUSIP number (64202A109) for the Company's common stock.

On August 19, 2015, the Board of Directors of the Company approved a resolution acknowledging that New Asia Holdings Ltd, the principal controlling shareholder of the Company, (i) had been advancing funds in the amount of $220,000 to the Company since December 24, 2014 to pay for operating expenses of the Company and (ii) would be required to advance an additional $80,000 to the Company to fund further operating expenses of the Company. The Board further resolved that these advances would constitute an interest-free loan to the Company to be repaid by the close of business on October 31, 2015. However, if the Company was unable to repay these advances by such date, New Asia Holdings Ltd, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above advances into common stock of the Company at a conversion price of $0.02 per share. As of December 31, 2015, New Asia Holdings Ltd, had not yet acted to exercise its option to convert the Advances to shares of common stock, thus the Advances remained as an interest-free loan to the Company.

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

On September 7, 2015, Mr. Scott C. Kline ("Mr. Kline") resigned as Secretary and General Counsel of the Company. The resignation was not as a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. On that date, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and remained as well in his existing position as the Company's Chief Technical Officer. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a shareholder of the Company through his 50% ownership of Earth Heat Ltd.

Employees

The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and expects to hire full-time staff as the SaaS and Forex trading business expands. The need for employees and their availability will be addressed in connection with the expansion of the Company's core business.

Smaller Reporting Company Status

We qualify as a "smaller reporting company" under Rule 12b-2 of the Exchange Act, which is defined as a company with a public equity float of less than $75 million. To the extent that we remain a smaller reporting company at such time as are no longer an emerging growth company, we will still have reduced disclosure requirements for our public filings, some of which are similar to those of an emerging growth company, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

ITEM 1A.	RISK FACTORS.
Certain factors may have a material adverse effect on our business, financial condition and results of operations. Investors should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K and other reports we file with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, including our historical and financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or uncertainties actually occurs, our business, financial condition, results of operations, liquidity, cash flows and prospects could be materially and adversely affected. As a result, the price of our common stock could decline significantly and an investor could lose all or part of its investment in our common stock. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risk Related to Our Business and Our Industry

General Risks

The use of the Company's software ("Software") will be subjected to different degrees of economic, political, foreign exchange, interest rates, liquidity, repatriation, volatility default and regulatory risks, depending on each relevant models. NAHD's proprietary trainable trading algorithm software signals generated are based on factual inputs and information from the market and are not deemed as financial advices. Past results are not necessarily indicative of future results. Notwithstanding the use of our Proprietary Trainable Trading Algorithms ("Series of Algorithms"), the value of investments may fall as well as rise and a holder may not recoup its capital. There can be no assurance that the performance of a Series of Algorithms will be profitable. On establishment, a Series of Algorithms will normally have no operating history upon which Holders may base an evaluation of performance.

Change in Strategies

The strategies, approaches and techniques discussed herein may evolve over time due to, amongst other things, market developments and trends, the emergence of new or enhanced products, changing industry practice and/or technological innovation.  As a result, these strategies, approaches and techniques may not reflect the strategies, approaches and techniques actually employed by NAHD or or its Software.  Nevertheless, the strategies employed in the Software will be consistent with the NAHD's objective.

Fundamental Strategies

Fundamental analysis, which posits that markets are imperfect and that mis-pricings can be identified between prevailing market prices and those indicated by underlying fundamental data, is subject to the risk of inaccurate or incomplete market information, as well as the difficulty of predicting prices based on such information. Furthermore, even if an analyst is able to successfully identify mis-pricings on the basis of fundamental factors, there is the additional uncertainty of predicting the duration or degree of such mis-pricings and, accordingly, when or whether to enter so as to profit from them. Positions made based on fundamental analysis are subject to significant losses when market sentiment leads to the market price of the Software being materially discounted from the level indicated by Software fundamental analysis or technical factors, such as price momentum or option expirations, dominate the market.

Model and Data risk

NAHD relies heavily on quantitative models ("Models") and information and data ("Data").  Models and Data are used to construct sets of transactions, to evaluate potential opportunities, to provide risk management insights and to assist in hedging the Software's trades.  Models and Data are known to have errors, omissions, imperfections and malfunctions (collectively, "System Events").  System Events in third-party Models are generally entirely outside of the control of NAHD.

NAHD seeks to reduce the incidence and impact of System Events through a certain degree of internal testing and real-time monitoring, and the use of independent safeguards in the overall portfolio management system and often, with respect to proprietary models, in the software code itself.  Despite such testing, monitoring and independent safeguards, System Events will result in, among other things, the execution of unanticipated trades, the failure to execute anticipated trades, delays in the execution of anticipated trades, the failure to properly allocate trades, the failure to properly gather and organize available data, the failure to take certain hedging or risk reducing actions and/or the taking of actions which increase certain risk(s)—all of which may have materially negative effects on the Software and/or its returns.

The strategies of the Software are highly reliant on the gathering, cleaning, culling and analysis of large amounts of Data.  Accordingly, Models rely heavily on appropriate Data inputs.  However, it is not possible or practicable to factor all relevant, available Data into forecasts and/or trading decisions of the Models. NAHD uses its discretion to determine what Data to gather with respect to each Strategy and what subset of that Data the Models take into account to produce forecasts which may have an impact on ultimate trading decisions.  In addition, due to the automated nature of Data gathering, the volume and depth of Data available, the complexity and often manual nature of Data cleaning, and the fact that the substantial majority of Data comes from third-party sources, it is inevitable that not all desired and/or relevant Data will be available to, or processed by, NAHD (the "Manager") at all times.  If incorrect Data is fed into even a well-founded Model, it may lead to a System Event subjecting the Software to loss.  Further, even if Data is input correctly, "model prices" anticipated by the Data through the Models may differ substantially from market prices.

Where incorrect or incomplete Data is available, NAHD may, and often will, continue to generate forecasts and make trading decisions based on the Data available to it.  Additionally, it may determine that certain available Data, while potentially useful in generating forecasts and/or making trade decisions, is not cost effective to gather due to either the technology costs or third-party vendor costs and, in such cases, the Manager will not utilize such Data.  There is no guarantee that any specific Data or type of Data will be utilized in generating forecasts or making trading decisions with respect to the Models, nor is there any guarantee that the Data actually utilized in generating forecasts or making trading decisions underlying the Models will be the most accurate data available.  It is assumed that the Data set used in connection with the Models is limited and should understand that the foregoing risks associated with gathering, cleaning, culling and analysis of large amounts of Data are an inherent part of the development with a process-driven, systematic adviser such as the Manager.

When Models and Data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose the Software to potential losses.  For example, by relying on Models and Data, the system may be induced to trade at positions that are too high, to sell at positions that are too low, or to miss favorable opportunities altogether. In addition, Models may incorrectly forecast future behavior, leading to potential losses and/or a mark-to-market basis.  Furthermore, in unforeseen or certain low-probability scenarios (often involving a market disruption of some kind), Models may produce unexpected results which may or may not be System Events.

Errors in Models and Data are often extremely difficult to detect, and, in the case of proprietary models and third-party models, the difficulty of detecting System Events may be exacerbated by the lack of design documents or specifications.  Regardless of how difficult their detection appears in retrospect, some System Events will go undetected for long periods of time and some may never be detected.  The degradation or impact caused by these System Events can compound over time.  Finally, NAHD will detect certain System Events that it chooses, in its sole discretion, not to address or fix, and the third party software will lead to System Events known to the Manager that it chooses, in its sole discretion, not to address or fix.

The Company believes that the testing and monitoring performed on its models and third party models will enable it to identify and address those System Events that a prudent person managing a process-driven, systematic and computerized software program would identify and address by correcting the underlying issue(s) giving rise to the System Events or limiting the use of proprietary and third party models, generally or in a particular application.  Holders should assume that System Events and their ensuing risks and impact are an inherent part of development with a process-driven, systematic investment manager such as NAHD, as the Manager.  Accordingly, NAHD does not expect to disclose discovered System Events to the Software or to Holders.

The Software will bear the risks associated with the reliance on Models and Data including that the Software will bear all losses related to System Events other than in relation to losses arising from the Manager's willful default, fraud or gross negligence.

Involuntary disclosure risk

The ability of the system to achieve its goals for the Software is dependent in large part on its ability to develop and protect its models and proprietary research.  The models and proprietary research and the Models and Data are largely protected by NAHD through the use of policies, procedures, agreements, and similar measures designed to create and enforce robust confidentiality, non-disclosure, and similar safeguards.  However, aggressive position-level public disclosure obligations (or disclosure obligations to exchanges or regulators with insufficient privacy safeguards) could lead to opportunities for competitors to reverse-engineer the Manager's models, and thereby impair the relative or absolute performance of the Software.

Specific Risks

Liquidity Risk

Liquidity represents the volume of Forex transactions that can be executed for a certain currency pair at a certain time. The liquidity depends on the number of Forex market participants and the size of the market participants' offers. The major currencies which are the most traded usually offer a better liquidity than any other currencies. The liquidity is subject to sharp fluctuations depending on the currency, the economic or political events and news such as financial crisis, or to any other events which are beyond the control of NAHD.

A market with low liquidity would increase the risk associated with Forex trading significantly. In a case of low liquidity, the Holder may not be able to buy or sell orders or may need to liquidate all or parts of its positions at high losses.

Volatility Risk

As Forex market is subject to high degree of volatility, the currency prices would also be subjected to extensive fluctuations in response to numerous factors which are often beyond the control of NAHD. The market can move acutely in favor or against the Holder's positions. A drop in market liquidity, any unanticipated changes in economic or political conditions, a financial crisis or any other event can (though it may not) accelerate the market conditions in which currency price could move sharply and unexpectedly higher or lower in a volatile pattern.

Market and Price Risks

The Software's strategy is subject to some dimension of market risk:  directional price movements, deviations from historical pricing relationships, changes in the regulatory environment, changes in market volatility, "flights to quality", "credit squeezes", etc.  The NAHD  style of alternative trading may be no less speculative than traditional strategies.  On the contrary, due in part to the degree of leverage embedded in software in which the Software may invest, the Software may from time to time incur sudden and dramatic losses.

The particular or general types of market conditions in which the Software may incur losses or experience unexpected performance volatility cannot be predicted, and the Software may materially under-perform. The Holder's position on various transactions may be liquidated at a loss where the Holder will then be liable for any resulting deficit. Under certain circumstances, it may be difficult to liquidate an existing position, assess the value, determine a fair price or assess its exposure to risk.

Foreign Exchange Risk

Transactions involving currencies would incur risks including, but not limited to, the potential for changing political and/or economic conditions that may substantially affect the price or liquidity of a currency. Foreign exchange speculation may also be susceptible to sharp rises and falls as the relevant market values fluctuate.

Leverage Risk

The Software makes use of leverage on relatively small margin deposits. Trading on margin and leverage means that the Holder can buy and sell assets that represent more value than the capital in the Holder's account. A leverage of 50 times means the Holder can buy or sell up to USD $1,000,000 worth with only a capital of USD $20,000. High leverage or low margin can result in significant losses as a relatively small price movement may cause a proportionately larger impact on participating placements. The leveraged nature of the Software means that the Holder would increase his exposure risk the volatility of the market and a change in the market would result in greater change in the position taken by the Holder ("leverage effect"). Holders may get back less than placed and, in the case of higher risk strategies, Holders may lose the entirety of their placement.

Currency Risk

Currency trading presents unique risks. The interbank market consists of a direct dealing market, in which a participant trades directly with a participating bank or dealer, and a brokers' market. The brokers' market differs from the direct dealing market in that the banks or financial institutions serve as intermediaries rather than principals to the transaction. In the brokers' market, brokers may add a commission to the prices they communicate to their customers, or they may incorporate a fee into the quotation of price.

Arbitrage and Spread Trading Risks

Arbitrage and spread strategies attempt to take advantage of perceived price discrepancies of identical or similar financial instruments, on different markets or in different forms.  To the extent the price relationships between such positions remain constant, no gain or loss on the positions will occur.  If the requisite elements of an arbitrage strategy are not properly analyzed, or unexpected events or price movements intervene, losses can occur which can be magnified to the extent the Software is employing leverage.  Arbitrage strategies often depend upon identifying favorable "spreads" which can also be identified, reduced or eliminated by other market participants.  In periods of trendless, stagnant markets and/or deflation, many alternative strategies have materially diminished prospects for profitability.

Quantitative Trading

Quantitative trading strategies are highly complex, and, for their successful application, require relatively sophisticated mathematical calculations and relatively complex computer programs.  These trading strategies are dependent upon various computer and telecommunications technologies and upon adequate liquidity in the markets traded.  The successful execution of these strategies could be severely compromised by, among other things, a diminution in the liquidity of the markets traded, telecommunications failures, power loss and software-related "system crashes."  There are also periods when even an otherwise highly successful system incurs major losses due to external factors dominating the market, such as natural catastrophes and political interventions.  Transaction costs incurred by quantitative trading strategies may be significant.  In addition, the difference between the expected price of a trade and the price at which a trade is executed, or "slippage," may be significant and may result in losses.

Due to the nature of their trading, quantitative trading firms may suffer devastating losses in a very short period of time.  For example, in August 2012 Knight Capital accidentally deployed test software code to a production environment, causing a major disruption in the stock prices of over 100 listed companies which in turn resulted in the collapse of Knight Capital's stock price.  A similar trading software mistake by the Manager could result in material or even total losses to the Software and NAHD.

Reliance on Technology and Electronic Trading

NAHD relies heavily on computer hardware and software, online services and other computer-related or electronic technology and equipment to facilitate the Software's activities.  Specifically, the Software may trade financial instruments through electronic trading or order routing systems, which differ from traditional open outcry pit trading and manual order routing methods.  Such electronic trading exposes the Software to risks associated with system or component failure, which could render NAHD unable to enter new orders, execute existing orders or modify or cancel previously entered orders.  System or component failure may also result in loss of orders or order priority.  Should events beyond NAHD's control cause a disruption in the operation of any technology or equipment, the Software's program may be severely impaired, causing it to experience substantial losses or other adverse effects.

A disaster or a disruption in the infrastructure that supports NAHD's business, including a disruption involving electronic communications or other services used by it or third parties with whom it conducts business, or directly affecting one of its offices or facilities, may have a material adverse effect on its ability to continue to operate the business without interruption.  Although the Manager and its affiliates have back-up facilities for their information systems as well as technology and business continuity programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or infrastructure disruption.  In addition, insurance and other safeguards might only partially mitigate the effects of such a disaster or disruption.

Systems Security

Despite the implementation of operating controls for detecting unauthorized intrusion, security breach and security attack, NAHD will be unable to prevent all forms of unauthorized access to the systems it operates and the systems it uses which are provided by third-party service providers. NAHD will not be held liable for any trading or personal data leakage and any consequences, and will not reimburse the Software for any loss caused by the unauthorized intrusion to its systems which is out of the Manager's control.

Technical Analysis and Trading Systems

NAHD employs technical analysis and/or technical trading systems.  Technical strategies rely on information intrinsic to the market itself to determine trades, such as prices, price patterns, momentum, volume and volatility.  As discussed above, these strategies can incur major losses when factors exogenous to the markets themselves, including political events, natural catastrophes, acts of war or terrorism, dominate the markets.

Failure of Algorithms

NAHD will utilize sophisticated computerized models to automatically determine and execute trade entry and exit conditions and manage risk.  NAHD makes efforts to test management and software releases to ensure that these algorithms operate correctly. However, it is possible that a defect in algorithm design or implementation or risk management could unexpectedly manifest and cause sustained long-term or virtually instantaneous catastrophic losses for the Software.

Possible Effects of Technical Trading Systems

There has been, in recent years, a substantial increase in interest in technical futures trading systems, similar to NAHD's systems.  As the capital under the management of such trading systems based on the same general principles increases, an increasing number of traders may attempt to initiate or liquidate substantial positions at or about the same time as the Software, or otherwise alter historical trading patterns or affect the execution of trades, to the significant detriment of the Software.

Cybersecurity Risk

NAHD's hardware and software systems are subject to threats from hackers and others, such as a malicious attack, malware or other event that leads to unanticipated interruption or malfunction of such systems.  Any interruption of NAHD's hardware or software functionality could lead to material or even complete losses to the Software.  Hackers could also theoretically access and steal the Manager's research, models, trading programs or other software or data and implement such programs or software on their own behalf.  This could lead to increased competition for, or elimination of, the opportunities sought by the Software or otherwise render the models developed by NAHD obsolete, possibly resulting in material or complete losses to the Software.

Failure of Connectivity

NAHD's models may trade frequently and may depend on low latency to be profitable. As a result, the success of the Manager's models depends on network connectivity.  Any disruption or failure of the Manager's network connectivity, or even a delay in transmission speed, could result in substantial or total losses to the Software.

Computer Hardware and Software

Many components of the Manager's critical computer hardware and software may have flaws, may not be redundant, may be leased rather than owned, or may be provided in whole or in part by another party.  Should these components fail or be inaccessible, there is no certainty that the Manager will be able to recover promptly and the Software may suffer material or total losses as a result.

Risks of Ineffective Risk Management Systems

NAHD continuously reviews and refines its risk management techniques, strategies and assessment methods.  However, such risk management techniques and strategies may not fully mitigate the risk exposure of the Software in all economic or market environments, or against all types of risk, including risks that the Manager might fail to identify or anticipate.  Any failures in the Manager's risk management techniques and strategies to accurately quantify such risk exposure could limit its ability to manage risks in the Software or to seek adequate risk-adjusted returns.

Accidental, Erroneous and Fraudulent Trades; Slippage

The transactions the Software executes are intended to be based on the bid and ask prices presented to the traders of NAHD by each counterparty.  It is anticipated that the prices may be displayed on a computer monitor and that contracts may be executed electronically. The Software has no assurance that the prices displayed will be accurate. Various flaws in communications systems, such as data entry errors and transmission errors, can result in corrupted or inaccurate data.  Moreover, the Software has no assurance that a continuous display of electronic connectivity between the Software and its counterparties can be maintained.  Communication failures such as electrical outages, computer failures and hard drive failures can result in an inability of the systems to initiate or complete a transaction.  There can be no assurance that errors in communication would not lead to erroneously executed transactions or a failure to execute transactions that would have been intended to hedge the Software's positions. The performance of the Software can be affected by data transmissions that are delayed.  This phenomenon is sometimes also called latency.  The Software has no assurance that performance will not be adversely affected by latency.  The Software's counterparties have not made any representation to the Software that any particular level of latency will be maintained, nor that the counterparty would not deliberately degrade latency.  Execution of a contract at an erroneous price can therefore affect the performance of the Software.

Impacts of Recent Geopolitical Events

Volatility of the price of oil, current developments in Syria, Iraq, Afghanistan and the Middle East generally, the continued threat of terrorism, the ongoing military and other actions and heightened security measures in response to these threats, international and regional military tensions and instability in the credit and sub-prime markets may cause disruptions to commerce, reduced economic activity and continued volatility in markets throughout the world.  Such systemic risks may have an adverse impact on some of the assets in the Software's portfolio in the event that such risks result in a decline in the securities markets and economic activity.  NAHD cannot predict at this time the extent and timing of any decreased commercial and economic activity resulting from the above factors, or how any such decrease might affect the value of the Software.  The aforementioned factors could also result in incidents or circumstances that would disrupt the normal operations of the Manager and the Partners, which could also have negative effects on the performance of the Software.

Disclosure of System Portfolio

The statements of the Software will not include a detailed listing of positions held by the Software.  Such confidentiality is maintained to prevent third parties from using information concerning the Managers or the Software's positions to its detriment.  Examples of ways in which such information could be used adversely to the Software include: (a) to "front run" the Software on sales, or additional purchases, of such positions; (b) to make it more difficult for the Software to protect its positions by withholding, or causing others to withhold, prospective trades; (c) to make it difficult to acquire or borrow securities; or (d) otherwise to interfere with the Software's objectives.  For this reason, NAHD believes it is important to take extra precautions to maintain the confidentiality of the positions in the Software's portfolio. However, NAHD, in its sole discretion, may permit such disclosure on a selective basis to certain Holders, if it determines that there are sufficient confidentiality agreements and procedures in place.

Disaster Recovery

NAHD has only limited disaster recovery plans for our operations, and we rely on outside parties, including the Partners, for some key accounting and operational functions, that in turn may also have limited disaster recovery plans.  There is no assurance that any of these disaster recovery plans will work, which could result in significant losses to the Software.

Risk Management and Compliance Control

Risk management is about the selection and sizing of exposures, to maximize returns for a given level of risk. The function of risk management in the system process is to determine whether it is more prudent to eliminate or limit the size of each kind of risk exposure and to provide the input into the portfolio construction model.

Reducing risk almost always comes with the cost of reducing return. Risk management activities is focused on reducing or eliminating exposure to unnecessary risks but also taking on risks that offer expected attractive payoffs. The Managers uses a risk model in order to controls and deals with the size of unnecessary risk exposures.

Each Series of Algorithms and its models is tested to be resilient during major financial events as it is back-tested for a minimum of 3 years. Risks from past major financial event/crisis are also applied to test the resilience of these Models. Back-testing is a specific type of historical testing that determines the performance of the Model if it had actually been employed during past periods and market conditions. While back-testing does not allow one to predict how a Model will perform under future conditions, its primary benefit lies in understanding the vulnerabilities of a Model through a simulated encounter with real-world conditions of the past. This enables the Managers to "learn from history" without actually having to make them with actual money.

The Forex markets can move fast, with gains turning into losses in a matter of minutes therefore making it critical for the NAHD Team to properly manage Holder's capital. NAHD makes use of the following methods to control the risk and protect Holders' profits.

Capping Losses

Risk must be predetermined. It is the best way to make sure one's losses are controlled and the most rational time to consider risk is during the design of the model.  It is acceptable to sustain a drawdown of 10% if it was the result of five consecutive losing trades that were stopped out at 2% loss each. However, it is inexcusable to lose 10% on one trade.

High Probability Profit Targets

The NAHD Team ensures that the each Series of Algorithms has a winning percentage of above 50%. It means that there would be at least 50% worth of profit trades in total.

High Probability Set Up

The Manager ensures that the each Series of Algorithms has a set up percentage of above 70%. It means that there would be at least 70% probability of each Series of Algorithms achieving its objective.

Tight Money Management

Half of trading is about strategy, the other half is about money management. In order to manage the risk and profits, the Manager needs to ensure that a maximum of 2% of the capital is used per trade.

Other Risks

We will need additional capital to sustain our operations and will likely need to seek further financing to accelerate our growth, which we may not be able to obtain on acceptable terms or at all. If we are unable to raise additional capital, as needed, the future growth of our business and operations would be severely limited.

A factor limiting our growth, including our ability to enter our proposed markets, attract customers, and deliver our proprietary trading software to the financial community, is our limited capitalization overall and as compared to other companies in the industry.

We will need additional capital to bring our operations to a sustainable level over the next twelve months. In 2015, we raised approximately $317,000 from advances from our principal shareholder in connection with and after the change of control in February 2015.  We believe that, in addition to the capital raised thus far, we will require up to an additional $350,000 to satisfy our operating cash needs for the next 12 months. However, if we are unable to generate the projected amount of revenue and profits from our operations within the next 12 months, we will need to seek additional financing.

We may also seek additional financing to accelerate our growth. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the Company held by existing shareholders will be reduced and our shareholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock. If we raise additional capital by incurring debt, this will result in increased interest expense. There can be no assurance that acceptable financing necessary to further implement our plan of operation can be obtained on suitable terms, if at all. Our ability to develop our business could suffer if we are unable to raise additional funds on acceptable terms, which would have the effect of limiting our ability to generate and increase our revenues, develop our products, attain profitable operations, or even may result in our business filing for bankruptcy protection or otherwise ending our operations which could result in a significant or complete loss of your investment.

We have incurred significant losses in prior periods, and losses in the future could cause the trading price of our stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flows.

We have incurred significant losses in prior periods. Our accumulated deficit at December 31, 2015 was $11,337,785. We incurred a net loss in 2015 and 2014 of $2,552,337 and $59,964, respectively. If we are not able to attain profitability in the near future and long-term future, the trading price of our stock could decline and our financial condition could deteriorate as we could, among other things, deplete our cash, incur additional indebtedness and issue additional equity that could cause significant dilution, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

We have unsecured loans that are overdue, and we will likely need to raise capital to repay the loan or will need to convert the loan to our common stock at the discretion of our principal shareholder.

During 2015, we received interest free loans from New Asia Holdings Ltd, our principal shareholder, in the aggregate principal amount of $316,533 to pay for operating expenses and investments of the Company that were due to be repaid on October 31, 2015. However, if the Company was unable to repay these loans by such date, New Asia Holdings Ltd, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above Advances into Common Stock at a conversion price of $0.02 per share. As of December 31, 2015, New Asia Holdings Ltd had not yet acted to exercise its option to convert the loans to shares of common stock, thus the loans presently remain as an interest-free loan to the Company. If we are unable to repay the loan or convert the loan, this would likely have a material adverse effect on our operations, our ability to raise capital and the price of our stock.

If New Asia Holdings Ltd coverts the loan and/or we raise additional funds through the issuance of equity or convertible debt securities to pay off the loan, the percentage ownership of the Company held by existing shareholders will be reduced and our shareholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock. If we raise additional capital by incurring debt, this will result in increased interest expense. There can be no assurance that acceptable financing necessary to further implement our plan of operation can be obtained on suitable terms, if at all. Our ability to develop our business could suffer if we are unable to raise additional funds on acceptable terms, which would have the effect of limiting our ability to increase our revenues, develop our products, attain profitable operations, or even may result in our business filing for bankruptcy protection or otherwise ending our operations which could result in a significant or complete loss of your investment.

We have a limited operating history, which may make it difficult for investors to predict future performance based on current operations.

We have limited operating history upon which investors may base an evaluation of our potential future performance. As a result, there can be no assurance that we will be able to develop consistent revenue sources, or that our operations will be profitable. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in early stage of development.

Any forecasts we make about our operations, including, without limitation, sales and plans for raising capital, may prove to be inaccurate. We must, among other things, determine appropriate risks, rewards, and level of investment in each project, respond to economic and market variables outside of our control, respond to competitive developments and continue to attract, retain and motivate qualified employees. There can be no assurance that we will be successful in meeting these challenges and addressing such risks and the failure to do so could have a materially adverse effect on our business, results of operations and financial condition. As a result, the value of your investment could be significantly reduced or completely lost.

Our independent auditors report for the fiscal years ended December 31, 2015 and 2014 is qualified as to our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2015 and 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The presence of the going concern explanatory paragraph may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

Our actual operating results may differ significantly from any guidance or estimates we may provide.

From time to time, we may release guidance estimates in our quarterly and annual earnings releases, quarterly and annual earnings conference calls, or otherwise, regarding our future performance that represents our management's estimates as of the date of release. Although we believe that any such guidance or estimates would provide investors and analysts with a better understanding of management's expectations for the future and could be useful to our stockholders and potential stockholders, such guidance or estimates would consist of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Guidance and estimates are necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance or estimates may not materialize or may vary significantly from actual results. Our actual results may not always be in line with or exceed any guidance or estimates we may provide, especially in times of economic uncertainty. If our financial results for a particular period do not meet our guidance or estimates or the expectations of investors or research analysts, or if we reduce our guidance or estimates for future periods, the market price of our common stock may decline. In light of the foregoing, investors are urged not to unduly rely upon any guidance or estimates in making an investment decision regarding our common stock.

We face significant competition for customers from other providers of technology solutions to participants in the financial services community. If prospective customers are reluctant to switch from their existing service providers and adopt our products and services, our sales will not grow or may decline, we could be materially and adversely affected and our stock price could decline significantly.

Potential customers that use legacy products and services for their trading needs may believe that these products and services sufficiently achieve their purpose. In addition, an organization's existing vendors or new vendors with broad product and service offerings may be able to offer concessions to our potential customers that we are not able to match. Accordingly, organizations may continue allocating their resources and information technology budgets for legacy products and services and may not switch to our products and services. If our products and services do not find widespread marketplace acceptance, then our sales may not grow or may decline, which could materially and adversely affect us and cause our stock price to decline significantly.

We face significant competition for the types of products and services that we offer and may be unable to compete effectively for market share.

Our success depends significantly upon our ability to increase our market share, to increase our revenues from new customers and to sell additional products and product enhancements to new customers. The market for the types of products and services that we offer is intensely competitive. Our competitors may develop products that are superior to our proprietary trading software in terms of quality, ease of use, security, reliability or cost or may achieve greater market acceptance. Our competitors or potential competitors may have significantly greater financial, technical and marketing resources and access to capital than we do. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer demands, or to devote greater resources to the development, promotion and sale of their products and services than we can. We may be unable to compete successfully against current or future competitors, which could materially and adversely affect us and cause our stock price to decline significantly.

If functionality similar or superior to that offered by our products and services is developed by competitors, it could materially and adversely affect us and cause our stock price to decline significantly.

Large, well-established providers of trading technologies may introduce features that compete with our proprietary trading software, either in stand-alone products or as additional features to their existing technologies. In addition, other companies may emerge that offer products and services that compete with those we offer. The introduction by competitors of products and services, or the announcement of an intent to offer products and services, that include functionality perceived to be similar or superior to that offered by our platform may adversely affect our ability to market and sell our products and services, which could materially and adversely affect us and cause our stock price to decline significantly. Furthermore, even if the functionality offered by these providers is more limited than our products and services, a significant number of organizations may nevertheless subscribe to such limited functionality offered by other providers instead of our products and services, whether because they do not wish to add an additional vendor such as us, for cost reasons, for relationship reasons or otherwise.

A systemic or systematic market event that impacts the various market participants with whom we interact could materially and adversely affect us and cause our stock price to decline significantly.

There has been significant disruption and volatility in the global financial markets over the last several years, and many countries, including the United States, have experienced an economic slowdown during this time. Increased risk aversion brought about by the financial crisis of 2008 and the resulting global recession, ongoing concerns over sovereign debt levels and the U.S. "flash crash" in May 2010 resulted in the curtailing of trading activity. The global market and economic climate may remain stagnant or continue to deteriorate because of the aforementioned factors as well as other factors beyond our control, including rising interest rates, inflation, a lack of credit, credit issues with sovereign and large institutional obligors, changes in laws or regulations, terrorism or political unrest or uncertainty. In the event of deteriorating or stagnant market conditions, there could be a reduction in the types of financial instruments traded or a reduction in trading volumes of financial instruments globally. These factors could cause revenues from our customers to decrease, which could adversely affect our business and operating results, potentially materially. Our profitability may also be adversely affected by our fixed costs and the possibility that we may be unable to reduce other costs within a time frame sufficient to match any decreases in revenue relating to deteriorating conditions. Accordingly, deteriorating or stagnant market conditions could materially and adversely affect us and cause our stock price to decline significantly.

If we do not manage our growth effectively, our operating results may be materially and adversely affected and our stock price could decline significantly.

The growth and expansion of our business and product and service offerings will place a significant strain on our management, operational and financial resources. To manage our growth effectively, we will need to continue to increase our staffing levels and continue to expand and improve our infrastructure, our operating, accounting, financial and administrative systems and our procedures, controls and processes, including, without limitation:

•	significantly enhancing our internal controls to ensure timely and accurate reporting of all of our operations and financial results, and hiring additional personnel in areas such as accounting, finance, regulatory compliance and other important areas;
•	expanding and improving our key business applications, processes and IT infrastructure, including without limitation those relating to accounting and financial reporting, to support our business needs;
•	enhancing information and communication systems to ensure that our employees and officers are well-coordinated and can effectively communicate with each other and our growing customer base; and
•	appropriately documenting our IT systems and our business processes.

These improvements may require significant capital expenditures and allocation of valuable management and employee resources. Our failure to make these improvements or hire any additional necessary personnel, or the failure of our systems, procedures, controls and processes to operate in the intended manner, may result in our inability: to manage our expected growth, which could materially and adversely affect our operating results; to accurately report or forecast our revenue, expenses and earnings; or to prevent certain losses.

Failures in our compliance systems could subject us to significant legal and regulatory costs. Furthermore, if our risk management methods are not effective, our business, reputation and financial results may be adversely affected.

Our ability to comply with all applicable laws and regulations is largely dependent on our establishment and maintenance of compliance, audit and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, audit and risk management personnel. These systems and procedures may not be fully effective. We face the risk of intervention by regulatory authorities, including extensive examination and surveillance activity. In the case of actual or alleged non-compliance with regulations, we could be subject to investigations and judicial or administrative proceedings that may result in penalties or civil lawsuits for damages, which can be substantial. Any failure to comply with applicable laws and regulations could adversely affect our business, reputation, financial condition and operating results and, in extreme cases, our ability to conduct our business or portions thereof.

We depend on our senior management team and the loss of one or more key employees, the failure of new executive officers to integrate with our management team or our failure to attract and retain other highly qualified personnel in the future, could have a negative impact on our business.

Our success depends largely on the efforts and abilities of the key members of our senior management team, including Lin Kok Peng, PhD, who serves as the Company's Chief Executive Officer, Chief Financial Officer, and Chairman of the Board as well as a director, Jose Capote, who serves as the Company's Chief Technical Officer and Secretary, and Allister Lim Wee Sing, who serves as a director of the Company. Because each member of our senior management team has a different area of specialization, the departure of any one of these individuals could create a deficiency in one of the core aspects of our business. Any failure of our management team to successfully integrate could also have a negative impact on our business. We are also dependent on the efforts of our team of technology professionals, and on our ability to recruit and retain highly skilled and often specialized personnel, particularly in light of the rapid pace of technological advances. The level of competition in the technology industry for individuals with this level of experience or these skills is intense. Significant losses of key personnel, particularly to competitors, could make it difficult for us to compete successfully. In addition, we may be unable to attract and retain qualified management and personnel in the future, including in relation to any diversification of our product and service offerings into new asset classes and/or new geographic locations.

We will rely on revenue from licensing or subscription fees. Because we will recognize revenue from licensing or subscription fees over the term of the relevant service period, downturns or upturns in sales may impact our future operating results.

Sales of new or renewal licensing or subscription contracts may decline and fluctuate as a result of a number of factors, including customer satisfaction with our products and services, the price of our products and services, the quality, ease of use and prices of products and services offered by our competitors and reductions in our customers' spending levels. Furthermore, our customers generally have no contractual obligation to renew their contracts after the initial contract term. We have no historical data with respect to rates of customer renewals, so we may not be able to accurately predict future renewal trends. If our sales of new or renewal subscription contracts decline, our future revenue and revenue growth may decline and our business may suffer.

We may not be able to effectively manage our growth or improve our operational, financial and management information systems, which would impair our results of operations.

If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, finances, management and other resources. Our ability to manage our growth will require us to improve our operational, financial and management information systems, and to motivate and effectively manage our employees. We cannot provide assurance that our systems, procedures and controls or financial resources will be adequate, or that our management will keep pace with this growth. We cannot provide assurance that our management will be able to manage this growth effectively, which could have a material adverse effect on our financial condition or business.

Our ability to sell our products will be dependent in part on the quality of our technical support services, and our inability to offer high quality technical support services could adversely affect our customers' satisfaction with our products and services and could materially and adversely affect us and cause our stock price to decline significantly.

Our customers will depend on our technical support services to resolve issues relating to our service offerings. If we do not effectively onboard our customers, succeed in helping our customers quickly resolve post-onboarding issues and provide effective ongoing support, our ability to sell additional products and services to existing customers would be adversely affected and our reputation with potential new customers could be damaged. If we fail to meet the requirements of our customers, it may be more difficult to execute on our strategy to retain these customers. Our failure to maintain quality technical support services could materially and adversely affect us and cause our stock price to decline significantly.

Failure to comply with governmental laws and regulations could harm our business, materially and adversely affect us and cause our stock price to decline significantly.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, revocation of required licenses, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, we could be materially and adversely affected. In addition, responding to any action will likely result in a significant diversion of management's attention and resources and an increase in legal and professional costs and expenses. We provide passive communication technology to institutional investors, such as money managers and hedge funds, that enables such investors to communicate with executing brokers, prime brokers and clearing firms with respect to securities orders that such investors may place with third party brokers through our platform.

We do not conduct our technology business in or through our broker-dealers. As such, we must ensure that our technology activities and our compensation structure therefor would not result in our acting as an unregistered broker-dealer or investment adviser that could subject us to, among other things, regulatory enforcement actions, monetary fines, restrictions on the conduct of our technology business and rescission/damages claims by customers who use our technology. Our failure to comply with any laws or regulations, or the costs associated with defending any action alleging our noncompliance with any laws or regulations, could materially and adversely affect us and cause our stock price to decline significantly.

RISK FACTORS CONCERNING INVESTMENT IN OUR COMPANY

There is currently a limited public market for our shares, and if an active market does not develop, investors may have difficulty selling their shares.

Our common stock is currently traded on the over the counter (OTC) market on the OTCQB exchange, and there is currently only a limited public trading market for our common stock. We cannot predict the extent to which investor interest in the Company and our common stock will lead to the development or continuance of an active trading market or how liquid that trading market for our common stock might become. If an active trading market for our common stock does not develop or is not sustained, it may be difficult for investors to sell shares, particularly large quantities, of our common stock at a price that is attractive or at all. As a result, an investment in our common stock may be illiquid and investors may not be able to liquidate their investment readily or at all when they desire to sell.

Regulation of penny stocks.

The U. S. Securities and Exchange Commission (SEC) has adopted a number of rules to regulate "penny stocks." Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, other than a security registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security are provided by the exchange or system), the rules would apply to the Company and to its securities.  The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (A) the broker or dealer is required to provide the person with the written statement and (B) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement.

It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the "penny stock" and information on the limited market. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

There is limited liquidity in our common stock, which may adversely affect your ability to sell your shares of common stock.

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include, but are not limited to:

●	the announcement of new products or product enhancements by us or our competitors;
●	developments concerning intellectual property rights and regulatory approvals relating to us;
●	quarterly variations in our results or the results of our competitors;
●	the ability or inability of us to generate sales;
●	developments in our industry and target markets;
●
the number of market makers who are willing to continue to make a market in our stock and the market or exchange on which they decide to make a market in our stock, which may, among other things, result in our stock being traded on the exchanges that may be unattractive to investors such as "pink sheets"; and

●	general market conditions and other factors, including factors unrelated to our own operating performance.

In recent years, the stock market in general has experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of shares of our common stock, which could cause a decline in the value of our shares. Price volatility may be accentuated if trading volume of our common stock is low. The volatility in our stock may be combined with low trading volume. Any or all of these above factors could adversely affect your ability to sell your shares or, if you are able to sell your shares, to sell your shares at a price that you determine to be fair or favorable.

Dependence upon outside advisors.

To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's officers, without any input by shareholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officers of the Company consider it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

We may issue additional shares of common stock or preferred stock in the future, which could cause significant dilution to all shareholders.

We have a large amount of authorized but unissued common stock and preferred stock which our Board of Directors may issue without shareholder approval. We will need additional capital to bring our operations to a sustainable level over the next twelve months, and may seek this capital in the form of equity financing. We may also seek to raise additional equity capital in the future to fund business alliances, develop new prototypes, and grow our services, manufacturing and sales capabilities organically or otherwise.

In addition to additional issuances of our common stock or preferred stock in private placements or public offerings, we may issue shares as part or all of the consideration in any merger, acquisition, joint venture or other strategic alliance that we enter.

Any issuance of additional shares of our common stock or preferred stock will dilute the percentage ownership interest of all shareholders and may dilute the book value per share of our common stock, and may negatively impact the market price of our common stock.

We have not in the past and we do not currently intend to pay cash dividends on our common stock.

We have never declared or paid cash dividends on our common stock. We currently intend on retaining any future earnings to fund our operations and growth and do not expect to pay cash dividends in the foreseeable future of the common stock. Future dividends, if any, will be determined by our board of directors, based upon our earnings, financial condition, capital resources, capital requirements, charter restrictions, contractual restrictions, and such other factors as our board of directors deem relevant.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

The Company currently maintains a mailing address at 33 Ubi Avenue #07-58, Vertex Building Tower A, Singapore 408868 and a US Office in 100 Spectrum Center Drive, Suite 900, Irvine CA 92618. The Company's telephone number in Singapore is +65 6702 3808, the Company's telephone number in the USA Office is 1-949-936-2612.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information

Our common stock trades over-the-counter on the OTCQB tier of the OTC Markets. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information.  We commenced trading on the OTCQB following our S-1 effective date of October 15, 2010. Prior to that date, our common stock traded on Pink Sheets.  The Company's trading symbol was "DMPD" until February 13, 2015, on which date it was changed to "NAHD".

The following table sets forth the high and low closing bid prices for the periods indicated for the Company's common stock.

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2015
1st Quarter	$1.00	$1.00
2nd Quarter	0.60	0.60
3rd Quarter	0.36	0.36
4th Quarter	0.20	0.20

Year Ended December 31, 2014
1st Quarter	$0.05	$0.05
2nd Quarter	0.05	0.05
3rd Quarter	0.05	0.05
4th Quarter	0.10	0.05
(1) These quotations were sourced from http://finance.yahoo.com and confirmed at http:\\www.bigcharts.com. Bids represent inter−dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions. Accordingly, these quotations may or may not necessarily represent actual transactions.

On March 29, 2016, the closing price for our common stock on the OTC Markets was $0.55 per share with respect to an insignificant volume of shares.  The volume of shares traded on the OTC Markets was insignificant and therefore, does not represent a reliable indication of the fair market value of these shares.

Approximate Number of Holders of Our Common Stock

As of March 29, 2016, there were approximately 305 holders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Common Stock

The Company's Articles of Incorporation authorize the issuance of 400,000,000 shares of common stock, par value of $0.001 per share ("Common Stock"). Each record holder of Common Stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. The Company's Articles of Incorporation do not permit for cumulative voting for the election of directors. As of December 31, 2015, and December 31, 2014 we had 68,948,767 and 1,821,803 shares, respectively, of our Common Stock issued and outstanding.

Holders of outstanding shares of Common Stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of legally available funds; and, in the event of liquidation, dissolution or winding up of the affairs of the Company, holders are entitled to receive, ratably, the net assets of the Company available to stockholders after distribution is made to the preferred stockholders, if any, who are given preferred rights upon liquidation. Holders of outstanding shares of Common Stock have no preemptive, conversion or redemptive rights. All of the issued and outstanding shares of Common Stock are, and all unissued shares when offered and sold will be, duly authorized, validly issued, fully paid, and non-assessable. To the extent that additional shares of the Company's Common Stock are issued, the relative interests of then existing stockholders may be diluted.

Preferred Stock

The Company's Articles of Incorporation allow for the issuance of up to 30,000,000 shares of preferred stock, par value of $0.001 per share ("Preferred Stock"). As of the date of this filing, there are no shares of Preferred Stock issued and outstanding.

Stock Option Plan

The Company currently has no stock option plan.

Dividend policy

No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future. It is the current policy to retain all earnings, if any, to support future growth and expansion.

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

On August 19, 2015, the Board of Directors of the Company approved a resolution acknowledging that New Asia Holdings Ltd, the principal controlling shareholder of the Company, (i) had been advancing funds in the amount of $220,000 to the Company since December 24, 2014 to pay for operating expenses of the Company ("Prior Advances") and (ii) would be required to advance an additional $80,000 to the Company to fund further operating expenses of the Company ("Future Advances", and together with Prior Advances, the "Advances"). The Board further resolved that these Advances would constitute an interest-free loan to the Company to be repaid by the close of business on October 31, 2015. However, if the Company was unable to repay these Advances by such date, New Asia Holdings Ltd, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above Advances into common stock of the Company at a conversion price of $0.02 per share. As of December 31, 2015, the principal shareholder, New Asia Holdings Ltd, had not yet acted to exercise its option to convert the Advances to shares of common stock, thus the Advances presently remain as an interest-free loan to the Company.

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

Recent Acquisition of Securities

None

Restricted Securities

We currently have approximately 67,939,590 shares of issued and outstanding common stock that qualify as "restricted securities" as defined by Rule 144 of the Securities Exchange Act of 1933, as amended.

Transfer Agent

Our independent stock transfer agent is Pacific Stock Transfer. Their address is 4045 S. Spencer Street, Suite 403, Las Vegas, NV 89119.  Their contact numbers are 702-361-3033 for voice calls and 702-433-1979 for fax transmissions. Their website is located at www.pacificstocktransfer.com.

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

ITEM 6.	SELECTED FINANCIAL DATA.

A smaller reporting company is not required to provide the information in this Item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1) Caution Regarding Forward-Looking Information

This Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as "may", "will", "should", "anticipate", "believe", "expect", "plan", "future", "intend", "could", "estimate", "predict", "hope", "potential", "continue", or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption "Risk Factors". We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

(2) Executive Overview.

After the change in control in December 2014, we have been focusing on developing highly advanced, proprietary, neural trading models for the financial community. We anticipate that our state-of-the-art, trainable, algorithms in our models will emulate aspects of the human brain, providing our algorithms with a self-training ability to formalize unclassified information and thus develop an enhanced ability to make forecasts based on the historical information and other data available at their disposal. Our neural networks will not make forecasts. Instead, they will analyze price data and uncover opportunities. Using our proprietary neural network, trade decisions will be made based on thoroughly analyzed data (which is not generally possible when using traditional technical analysis methods). We anticipate offering a series of "next-generation" tools that can detect subtle non-linear interdependencies and patterns that other methods of technical analysis are unable to uncover. We will offer trading software solutions to clients on the basis of a "Software as a Service (SaaS)" licensing and delivery models with licensed users availing themselves of service-based contractual arrangements. In addition, we will utilize our in-house proprietary neural trading models to trade our own funds, thus providing added value to our shareholders.  Our proprietary trading models will be developed by a team of professional engineers in communications, electronic circuitry design and financial engineering. This diverse team will be the key factor of our successful development of non-traditional and innovative trading models. Our systems will be designed to take intelligent positions as the market moves/changes and, upon development, our systems will bring a proven, rigorously tested, track-record. We anticipate that our proprietary algorithmic trading systems will generate superior, risk adjustable, returns for our clients.

On August 28, 2015, the Company completed the acquisition of Magdallen Quant Pte Ltd, which is focused on the research, development and deployment of advanced, proprietary, state-of-the-art, trainable trading algorithms. The acquisition was accomplished through a share exchange with Mr. Anthony Ng Zi Qin of 7,422,000 new restricted shares ("Consideration Shares") of common stock of the Company, at a market value of $0.41 per share, with an aggregate fair value of $3,043,020 in exchange for the entire issued and outstanding capital of Magdallen Quant Pte Ltd., held by Mr. Anthony Ng Zi Qin, consisting of 8,000,100 shares of stock issued at par value of SGD$1.00 per share, or USD$0.714 on the acquisition date.

(3) Results of Operations.

The following table provides selected financial data about us for the fiscal years ended December 31, 2015 and December 31, 2014. For detailed financial information, see the audited Financial Statements included in this report.

Balance Sheet Data: at December 31, 2015

Cash	$105,385
Total assets	$122,163
Total liabilities	$5,979,195
Shareholders' equity (deficit)	$(5,857,032)

Operating Data: for the year ended December 31, 2015

Revenues	$-0-
Operating Expenses	$8,134,622
Net (Loss)	$(9,693,242)
Balance Sheet Data: at December 31, 2014

Cash	$-
Total assets	$-
Total liabilities	$-
Shareholders' equity (deficit)	$-

Operating Data: for the year ended December 31, 2014

Revenues	$-
Operating Expenses	$59,966
Net (Loss)	$(59,964)

During fiscal 2015 and 2014 we generated no revenue. In addition, we have a history of losses.

As of our fiscal year end December 31, 2015 and December 31, 2014, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses were $8,134,622 for the year ended December 31, 2015, and consisted primarily of general and administrative expenses, stock compensation expense, and professional fees, of which approximately $800,000 was stock based compensation. This compares with operating expenses for the year ended December 31, 2014 of $59,966, which primarily consisted of general and administrative expenses and professional fees. The material increase in such expense in the year ended December 31, 2015 were related to the implementation of our new business model, strategic acquisition of proprietary assets and increased legal and accounting fees in connection with our acquisition of assets and the change in control.

As a result of the foregoing, we had a net loss of $9,693,242 for the year ended December 31, 2015, which includes a contingent liability associated with the change in fair value of the acquired asset of $1,558,620 for the year ended December 31, 2015. This compares with a net loss for the year ended December 31, 2014 of $59,964.

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

We expect that through the acquisition of our proprietary trainable trading algorithms, we will commence to generate revenues in the second quarter of 2016, however, notwithstanding these developments we expect to incur operating losses through the balance of this year because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We expect to cover such shortfall in operating margins through advances from our principal shareholder and other fund-raising measures that the Company deems appropriate.

(4) Liquidity and Capital Resources.

As of December 31, 2015, we had cash of $105,385, compared to no cash at December 31, 2014.

We had net cash used by operating activities for ($204,338) for the year ended December 31, 2015 and ($382,162) of net cash used for operating activities for the year ended December 31, 2014.

We had net cash flows from financing activities of $316,533 resulting from advances from our principal shareholder during the year ended December 31, 2015 compared to $371,573 cash flows from financing activities during the year ended December 31, 2014 due to forgiveness of shareholder loan during the year ended December 31, 2014.

We had no cash flows from investing activities during the year ended December 31, 2015, compared to no cash flows from investing activities for the year ended December 31, 2014.

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company's need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

The Company's Articles of Incorporation authorize the issuance of up to 30,000,000 shares of preferred stock and 400,000,000 shares of common stock. The Company's ability to issue preferred stock may limit the Company's ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company's ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company's majority stockholder to have the resources available to support the Company. Should this pledge fail to provide financing, the Company has not identified any alternative sources.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

Further, the Company is at the mercy of future economic trends and business operations for the Company's majority stockholder to have the resources available to support the Company.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

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

(5) Critical Accounting Policies

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements as of December 31, 2015 and 2014 begins on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Dr. Lin Kok Peng, PhD. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015 our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during fourth quarter of 2015 that have materially affected or are reasonably likely to materially affect such controls.

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

Management's Annual Report on Internal Control over Financial Reporting

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

Management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2015.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2015, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Lin Kok Peng	43	Chief Executive Officer, Chief Financial Officer, Chairman of the Board, and Director
Allister Lim Wee Sing	42	Director
Jose A. Capote	56	Chief Technical Officer and Secretary

Lin Kok Peng

Dr. Lin, as Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company, in accordance with its Bylaws, will be responsible for, among other things, the general supervision of the affairs of the Company, have general control of all of its business, be responsible for implementing the its long term plans, and preside when present at all meetings of the stockholders and the Board of Directors.

Since 2005, Dr. Lin has been an entrepreneur and a managing director of several property investment and construction interior consultancy firms. He leads over 10 companies and has over 10 years of experience in property, construction and investments. Dr. Lin brings strategic focus, vision and excellent judgment to his companies. With more than 10 years of experience across a wide variety of industries, he is able to make a significant impact on the profitability and growth of his companies. Dr. Lin lead his first start up business (Free Space Intent) from a small construction interior consultancy firm to currently one of the largest construction interior consultancy firms in Singapore.

Education

● 2015 PhD (Camden University, Kuala Lumpur)
● 2010 Masters in Business Administration (De Lasalle University)
● 2000 Bachelor of Science in Business Management (De Lasalle University)

Work Experience

2014 – Present	Managing Director of Rock Capital Limited
2012 –Present	Director of Goldin Shipping Pte Ltd
2012 – Present	Managing Director of Klin Capital Resources Pte Ltd

2011 – Present	Managing Director of FSI Investment Holdings Pte Ltd
2009 – Present	Managing Director of Free Space Intent Pte Ltd
2006 – Present	Managing Director of FS Intent Pte Ltd

Dr. Lin received the Entrepreneur of the Year Award (EYA), the oldest Award in Singapore that salutes and honors local entrepreneurs who have shown outstanding performance as business owners, be it emerging or established enterprises, in their chosen field of entrepreneurship, several times:

● 2010 Successful Entrepreneur
● 2011 Successful Entrepreneur
● 2012 Successful Entrepreneur
● Top 100 Singapore Excellence Award 2012/2013
● Singapore Entrepreneurs' Award 2013

Allister Lim Wee Sing

Mr. Lim serves as a director of our Company.  Since 2005, Mr. Lim has been the Principal Partner of the law firm of Allister Lim & Thrumurgan, Singapore. From 2004 to 2005, he was a Senior Associate Director with the law firm of PK Wong & Associates LLC, Singapore. From 2003 to 2004, he was a Legal Associate with the law firm of PK Wong & Advani, Singapore. From 1999 to 2003, Mr. Lim was a Legal Assistant with the law firm of Harry Elias Partnership, Singapore.

Mr. Lim graduated with a Bachelor of Laws (Honors) LL.B. (Hons) from The National University of Singapore in 1998, was admitted as an Advocate and Solicitor of the Supreme Court of The Republic of Singapore in 1999 and passed the New York Bar Examinations in 2001.

Jose A Capote

Mr. Capote, as Chief Technical Officer of the Company, will be responsible for, among other things, project development and project management, and, as Secretary of the Company, will be responsible for, among other things, attending all meeting of the stockholders, the Board, and, as required, committees of the Board and recording all the proceedings of such meetings in books to be kept for that purpose. Mr. Capote has thirty years of experience in project engineering, project development, and business development within the environmental management, waste to energy, renewable/alternative energy, nuclear energy, and industrial/infrastructure markets.

Since 2001, Mr. Capote has been responsible for the implementation & management of large scale waste to energy projects in Southeast Asia (Malaysia, Thailand), including MSW waste to energy, medical waste to energy, palm oil waste to energy and natural fibers. In 2001, he was the founding member of PEAT International Inc, a company specializing in the development and deployment of thermal plasma technology for the conversion of a wide range of industrial, municipal and hazardous wastes into useful resources and energy. in this company, he led technology transfer efforts with local specialty contractors in India and Taiwan and led the implementation of several waste to energy projects in India and Taiwan. From 1994 through approximately 2000, Mr. Capote was Senior Vice President for IDM Environmental Inc, a mid-sized U.S. public corporation, where he led in the development of the Company's business in the areas of hazardous and nuclear contaminated facility cleanups and decommissioning (including establishing as a leading provider of hands-on remediation/decommissioning services to the U.S. Department Of Energy (DOE) and plant relocation services. Previously, Mr. Capote held several senior positions at Burns and Roe Inc, a large, multi-national, Engineering & Construction firm specializing in the design and construction of nuclear, conventional and waste to energy power plants. Mr. Capote received Engineering Science Degrees in Nuclear and Mechanical Engineering from Columbia University.

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
●
reasonably believed, in the case of conduct in his official capacity as a director or officer of the corporation, that his conduct was in the corporation's best interest and, in all other cases, that his conduct was at least not opposed to the corporation's best interests; and

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

Our Articles of Incorporation provides that no director or officer of the Company shall be personally liable to the Company or any of its stockholders for damages for breach of fiduciary duty as director or officer involving any act or omission of any such director or officer; provided, however, that the liability of such director or officer is not limited to the extent that such director or officer is found liable for (i) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or (ii) the payment of dividends in violation of the Nevada Revised Statutes.  Limitations on liability provided for in our Articles of Incorporation do not restrict the availability of non-monetary remedies and do not affect a director's responsibility under any other law, such as the federal securities laws or state or federal environmental laws.

Our Bylaws provide that we will indemnify our directors and officers and our formers directors and officers against liabilities and expenses actually and necessarily incurred by them in connection with the defense of any action, suit or proceeding in which they are made parties by reason of being or having been directors or officers of the Company, except, in relation to matters as to which any such directors or officers or former directors or officers shall be adjudged in such action, suit or proceeding to be liable for negligence or misconduct in the performance of duty

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by such director, officer, or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Conflicts of Interest

The officer, director and principal stockholder of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company's officer, director and principal stockholder made as a condition to, or in connection with, a proposed merger or acquisition transaction.

The fact that a substantial premium may be paid to the Company's officers and directors to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other stockholders. In making any such sale, the Company's officers and directors may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other stockholders, and the other stockholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by Company management.

The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

It is not currently anticipated that any salary, consulting fee, or finder's fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation above.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

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

Committee of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function.

The functions of those committees are being undertaken by Board of Directors as a whole. Because we have only two directors, none of whom are independent, we believe that the establishment of these committees would be more form over substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

•	understands generally U.S. GAAP and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions.

Communications with the Board

Individuals may communicate with the Company's Board of Directors or individual directors by writing to the Company's Secretary at 33 Ubi Avenue3 #07-58, Vertex Building Tower A, Singapore 408868. The Secretary will review all such correspondence and forward to the Board of Directors a summary of all such correspondence and copies of all correspondence that, in the opinion of the Secretary, relates to the functions of the Board or committees thereof or that he otherwise determines requires their attention. Directors may review a log of all such correspondence received by the Company and request copies. Concerns relating to accounting, internal control over financial reporting or auditing matters will be immediately brought to the attention of the Board of Directors and handled in accordance with its procedures established with respect to such matters.

Code of Ethics

The Company's Board of Directors has adopted a Code of Ethics which applies to its principal executive officer and principal financial officer. A copy of the Code of Ethics is available in print without charge to any person who sends a request to the office of the Secretary of the Company at 33 Ubi Avenue3 #07-58, Vertex Building Tower A, Singapore 408868.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities ("10% holders"), to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file.

Based solely on a review of reports furnished to the Company during the fiscal year ended December 31, 2015 or written representations from the Company's directors and executive officers, there are no known incidents of non-compliance for the reporting year, except as follows: each of Lin Kok Peng, New Asia Holdings Limited, Allister Lim Wee Sing, Scott C. Kline, and Jose A. Capote failed to timely file a Form 3.

ITEM 11.	EXECUTIVE COMPENSATION
Since the change in control in December 2014, management of the Company requires approximately four (4) hours per calendar week. Accordingly, no officer or director has received any compensation from the Company, except for Mr. Capote who received $12,000 in year ended December 2015. As the Company secures additional SaaS contracts for its products and begins to accrue revenues, develops its trading activities for Company funds, etc, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See Certain Relationships and Related Transactions.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Lin Kok Peng,	2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Principal Executive Officer	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Jose A. Capote Secretary	2015	$12,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$12,000
Executive Officer	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 29, 2016, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name & Address of Beneficial Owner (3)	Office, If Any	Title of Class	Amount & Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Lin Kok Peng (4)	Chief Executive Officer and Director	Common Stock, $0.001 par value	54,957,724	79.7%
Jose A. Capote (5)	Secretary	Common Stock, $0.001 par value	1,518,169	2.2%
Allister Lim Wee Sing	Director	Common Stock, $0.001 par value	-	*
All Officers and Directors as a group (3 persons named above)			55,596,907	81.9%
5% Security Holders
New Asia Holdings Ltd		Common Stock, $0.001 par value	54,957,724	79.7%
Anthony Ng Zi Qin		Common Stock, $0.001 par value	7,422,000	10.8%

* Less than 1%

(1)
On March 29, 2016, there were 68,948,767 shares of our common stock outstanding and no shares of Preferred Stock issued and outstanding. We have no outstanding stock warrants or outstanding stock options.

(2)
Under applicable SEC rules, a person is deemed the "beneficial owner" of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security. Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.

(3)
In determining the percent of voting stock owned by a person on March 29, 2016: (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 68,948,767 shares of common stock outstanding on March 29, 2016, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4) (5)	Lin KokPeng owns shares beneficially as a result of his ownership of New Asia Holdings Ltd. Jose A. Capote owns shares through his 50% ownership of Earth Heat, Ltd.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

The Company has two directors, including Lin Kok Peng, who is the Chief Executive Officer and controlling shareholder of the Company, and Allister Lim Wee Sing.  Mr. Lim is the only director that qualifies as an independent director, as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm's Fees

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant.

	December 31, 2015	December 31, 2014
Audit Fees	$5,250	$7,900
Audit Related Fees		-
Tax Fees		-
All Other Fees		-
TOTAL	$5,250	$7,900

"Audit Fees" consisted of the fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

"Tax Fees" consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

The Company has not designated a formal audit committee. However, as defined in the Sarbanes-Oxley Act of 2002, the entire Board of Directors (Board), in the absence of a formally appointed committee, is, by definition, the Company's audit committee.

Our audit committee has considered whether the provision of the non-audit services described above is compatible with maintaining auditor independence and determined that such services are appropriate. Before auditors are engaged to provide us audit or non-audit services, such engagement is (without exception, required to be) approved by the audit committee of our Board of Directors.

In discharging the audit committee's oversight responsibility as to the audit process, commencing with the engagement of our independent auditors, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by auditing standards generally accepted in the United States of America. The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in the applicable auditing standards regarding communications with Audit Committees.

The Board reviewed the audited financial statements of the Company as of and for the years ended December 31, 2015 and 2014 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2015 for filing with the U. S. Securities and Exchange Commission.

The Company's principal accountant did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment (1)
3.3	Certificate of Amendment (2)
3.4	Certificate of Designation, Series "A" Preferred Stock (3)
3.5	Certificate of Amendment (4)
3.6 21.1*	Bylaws (1) List of Subsidiaries
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
(1) Previously included as an Exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2010.
(2) Previously included as an Exhibit to Form 8-K filed with the Securities and Exchange Commission on December 14, 2011.
(3) Previously included as an Exhibit to Form 8-K filed with the Securities and Exchange Commission on December 14, 2011.
(4) Previously included as an Exhibit to Form 8-K filed with the Securities and Exchange Commission on February 17, 2015.

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed "furnished" and not "filed".

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 14, 2016
New Asia Holdings, Inc.

By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Director
In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Signature	Title	Date
/s/ Lin Kok Peng	Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Director	April 14, 2016
Lin Kok Peng	(Principal Executive Officer and Principal Financial Officer)
/s/ Allister Lim Wee Sing	Director	April 14, 2016
Allister Lim Wee Sing

NEW ASIA HOLDINGS, INC.
(FORMERLY DM PRODUCTS, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
New Asia Holdings, Inc.

We have audited the accompanying consolidated balance sheet of New Asia Holdings, Inc. (the "Company") as of December 31, 2015, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2014, were audited by other auditors, whose report, dated April 15, 2015, expressed an opinion on those consolidated financial statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of their operations and their cash flows for the year then ended; in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and incurred an accumulated deficit of $11,337,785 since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP
Newport Beach, CA
April 14, 2016

KLJ

& Associates, LLP

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of New Asia Holdings, Inc. (f/k/a DM Products, Inc.)

We have audited the accompanying consolidated balance sheet of New Asia Holdings, Inc.(f/k/a DM Products, Inc.) as of December 31, 2014 and the related consolidated statement of operations, stockholders' equity (deficit), and cash flows for the year then ended. New Asia Holdings, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Asia Holdings, Inc. as of December 31, 2014, the results of their operations, and their cash flows, for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
April 15, 2015

NEW ASIA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash	$105,385	$-
Receivable-Other	885
Prepaid Expense	15,103	-
Total Current Assets	121,373	-
Other Assets
Deposit	790	-
Total Other Assets	790	-
TOTAL ASSETS	122,163	-
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	4,205	-
Advance From Shareholder	316,533	-
Contingent Liability	5,658,457	-
Total Current Liabilities	5,979,195	-
Total Liabilities	5,979,195	-
Stockholders' Equity
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, 68,948,767 and 1,821,803 shares issued and outstanding	68,949	1,822
Stock to be issued	-	350,000
Additional Paid In Capital	5,412,555	1,292,721
Accumulated Deficit	(11,337,785)	(1,644,543)
Accumulated Other Comprehensive (Loss)	(751)	-
Total Stockholders' Equity	(5,857,032)	-
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$122,163	$-

The accompanying notes are an integral part of these financial statements.

NEW ASIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	For the year ended	For the year ended
	December 31, 2015	December 31, 2014
Revenues
Sales	$-	$-
Total revenues	-	-
Operating expenses
Professional Fees	900,869	37,254
Salary & Wages	-	16,000
Outside Service	29,163
Consulting		10,684
General & Administrative expenses	61,733	21,028
Reimbursed expenses	-	(25,000)
Impairment loss- intangible asset	6,267,819	-
Impairment loss- Goodwill	875,038	-
Total operating expense	8,134,622	59,966

Loss from operations and before other income	$(8,134,622)	(59,966)
Other Income	-	2.00

Change in fair value - Contingency Liability	1,558,620	-
Income (Loss) before non-controlling Interest	$(9,693,242)	(59,964)
Less: Income Attributable to non-controlling interest	-

Income (Loss) before income taxes	$(9,693,242)	(59,964)

Provision for income taxes	-	-

Net Loss	$(9,693,242)	$(59,964)
Net Loss per common share-basic and fully diluted	$(0.16)	$(0.03)
Weighted average common shares outstanding-basic and diluted	60,109,061	1,790,702

The accompanying notes are an integral part of these financial statements.

NEW ASIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	For the year ended	For the year ended
	December 31, 2015	December 31, 2014
Net Loss	$(9,693,242)	$(59,964)

Other Comprehensive (Loss)/Income:

Foreign currency translation adjustment	(751)	-

Total Other Comprehensive Loss	$(9,693,993)	$(59,964)

The accompanying notes are an integral part of these financial statements.

NEW ASIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock
	Shares	Amount	Additional Paid In Capital	Stock to be Issued	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity (Deficit)
Balance, December 31, 2013	1,557,803	$1,558	$1,245,012		$(1,584,579)		$(338,009)
Shares issued per agreement for services performed	264,000	264	26,136				26,400
Contributed Capital			21,573				21,573
Stock to be issued				(350,000)			(350,000)
Net loss for the year ended December 31, 2014					$(59,964)		$(59,964)

Balance, December 31, 2014	1,821,803	1,822	1,292,721		$(1,644,543)		$-
1/23/15 Shares issued to accredited investors	58,904,964	58,905	291,095				350,000
4/23/15 Shares issued for services	800,000	800	799,200				800,000
Foreign Currency Translation Adjustment						(751)	(751)
8/28/15 Shares issued	7,422,000	7,422	3,035,598				3,043,020
Indirect acquisition costs			(6,059)				(6,059)
Net loss for the year ended December 31, 2015					(9,693,242)		(9,693,242)

Balance, December 31, 2015	68,948,767	$68,949	$5,412,555		$(11,337,785)	$(751)	$(5,857,032)

The accompanying notes are an integral part of these financial statements.

NEW ASIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	For the year ended	For the year ended
	December 31, 2015	December 31, 2014
Cash flows from operating activities
Net Loss	$(9,693,242)	$(59,964)
Adjustment to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	-	128
Share-based compensation	800,000
Impairment loss - Intangible asset	6,267,819
Impairment loss - Goodwill	875,038
Change in fair value of contingent liability	1,558,620	-
Changes in operating assets and liabilities:
Receivable-Other	(885)
Prepaid expenses	(15,103)
Security Deposit	(790)	-
Accounts payable	4,205	(47,073)
Accrued expenses	-	(301,653)
Net cash provided (used) by operating activities	(204,338)	(382,162)
Indirect Acquisition Costs	(6,059)	-
Effect of exchange rate on cash	(751)
Cash flows from financing activities
Advance from Shareholder	316,533	-
Contributed capital	-	21,573
Subscription deposit-Common Stock	-	350,000
Net cash (used) by financing activities	316,533	371,573
Net increase (decrease) in cash	105,385	(10,589)
Cash at beginning of period	-	10,589
Cash at end of period	$105,385	$-
Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$600
Non-Cash Activities
Purchase of an asset by issuing common stock	3,043,020	-

The accompanying notes are an integral part of these financial statements.

NEW ASIA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2015 and 2014

Note 1: Organization and Summary of Significant Accounting Policies

Organization

New Asia Holdings, Inc. (the "Company" or "NAHD") was incorporated on March 1, 2001 under the laws of the state of Nevada under the name Effective Sports Nutrition Corporation. At formation, the Company was authorized to issue 25,000,000 shares of $.001 par value common stock, par value $0.001 per share.

On April 11, 2005, the Company changed its name from Effective Sports Nutrition Corporation to Midwest E.S.W.T. Corp. and increased the number of authorized shares of common stock, par value $0.001 per share, from 25,000,000 to 110,000,000.

On July 18, 2005, the Company entered into a share exchange agreement (the "Share Exchange Agreement") with Direct Success, Inc., a California corporation.  As a result of the Share Exchange Agreement, the Company issued shares of common stock to the shareholders of Direct Success, Inc. in exchange ("Share Exchange") for all of the issued and outstanding common stock in Direct Success, Inc.

On December 14, 2005, the Company changed its name from Midwest E.S.W.T. Corp. to DM Products, Inc.    As a result of the Share Exchange, Direct Success, Inc. became a wholly owned subsidiary of the Company.  At the time of the Share Exchange, Direct Success, Inc. had an accumulated loss of $6,195,881.

On April 7, 2006, the Company increased the number of authorized shares of common stock, par value $0.001 per share, from 110,000,000 to 300,000,000 and authorized 30,000,000 shares of preferred stock, par value $0.001 per share.

On December 6, 2011, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to its Articles of Incorporation. The Amendment: (i) changed the number of authorized shares of common stock, par value $0.001 per share, from 300,000,000 to 400,000,000, and (ii) granted the board of directors authority to prescribe and issue 30,000,000 shares of Preferred Stock, par value $0.001 per share, in one or more series.  In addition, on December 6, 2011, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock, designating 5,000,000 of the Company's authorized preferred stock.

Prior to April 2013, the Company was in the business of locating inventive products and introducing these products through a Direct Response Model, a form of marketing that allows potential consumers direct access to the seller without the necessity of traditional retail.

The Company's primary focus was on infomercials (long-form television commercials, typically five minute or longer). The Company operated the Direct Response Model through its wholly owned subsidiary Direct Success, Inc. until its dissolution on April 23, 2013.

From April 2013 until December 2014, the Company had been considering changing its business model.

NEW ASIA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2015 and 2014

Note 1: Organization and Summary of Significant Accounting Policies (continued)

On May 29, 2013, a majority of shareholders and the board of directors of the Company approved an amendment to our Articles of Incorporation for the purpose of approving a reverse split of one to one hundred eighty eight in which each shareholder was issued one common share in exchange for every one hundred eighty eight common shares of their currently issued common stock.

On December 24, 2014, the board of directors authorized the Company to enter into a Stock Purchase Agreement (the "Agreement") with four accredited investors, pursuant to which the Company issued an aggregate of 58,904,964 shares of common stock on January 23, 2015, or approximately 97% of the issued and outstanding common stock of the Company, at an aggregate purchase price of $350,000 resulting in a change of control. The stock was issued as follows: 54,957,724 shares of common stock to New Asia Holdings Limited for $326,546, 1,821,803 shares of common stock to Wong Kai Fatt for $10,825, 1,518,169 shares of common stock to Earth Heat Ltd. for $9,021, and 607,268 shares of common stock to Kline Law Group PC for $3,608.

Effective as of December 24, 2014, Kurt L. Cockrum and James Clark resigned from all offices of the Company while Lin Kok Peng was appointed as a member of the Board of Directors of the Company and as the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company and Allister Lim Wee Sing was appointed as a member of the Board of Directors of the Company.

Since the Company went through a change of control on December 24, 2014, the Company has been focusing on developing highly advanced, proprietary, neural trading models for the financial community.

On January 21, 2015, Lin Kok Peng resigned from the position of Secretary of the Company while Scott C. Kline was appointed as the Secretary, replacing Lin Kok Peng, and as General Counsel of the Company.

On January 23, 2015, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada effecting a name change of the Company from DM Products, Inc. to New Asia Holdings, Inc. (the "Name Change"). The Company notified the Financial Industry Regulatory Authority ("FINRA") of the Name Change and a new trading symbol, "NAHD", was assigned effective February 13, 2015 as well as a new CUSIP number (64202A109) for the Company's common stock.

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

NEW ASIA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2015 and 2014

Note 1: Organization and Summary of Significant Accounting Policies (continued)

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

On September 7, 2015, Mr. Scott C. Kline ("Mr. Kline") resigned as Secretary and General Counsel of the Company. The resignation was not as a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. On that date, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and remained as well in his existing position as the Company's Chief Technical Officer. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a shareholder of the Company through his 50% ownership of Earth Heat Ltd.

As of December 31, 2015, the principal shareholder, New Asia Holdings Ltd, had not yet acted to exercise its option to convert the Advances to shares of common stock, thus the Advances presently remain as an interest-free loan to the Company.

The accompanying audited financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP").

Basis of Presentation

The Company's consolidated financial statements are expressed in U.S. Dollars and are presented in accordance with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission ("SEC").  The Company's fiscal year end is December 31.

Principles of Consolidation

The consolidated financial statements as of December 31, 2015 and 2014, and for the years then ended, include the accounts of its wholly owned subsidiary, Magdallen Quant Pte Ltd.  All significant intercompany transactions have been eliminated.

Foreign Currency

The functional currencies of our foreign subsidiaries are their respective local currencies. The financial statements of the foreign subsidiary are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders' equity at the historical rates of exchange and income and expense amounts at average rates prevailing throughout the period. Translation adjustments resulting from the translation of the subsidiaries' accounts are included in "Accumulated other comprehensive income/(loss)," a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included within "Selling, general and administrative expenses"

Cash

All highly liquid investments with maturities of three months or less are considered to be cash equivalents. At December 31, 2015 and December 31, 2014, the Company had no cash equivalents.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts payable, and advances from shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates, unless otherwise disclosed in these financial statements.

ASC Topic 820, "Fair Value Measurements and Disclosures," requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, "Financial Instruments," defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.
•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Also, the Company has a purchase price contingency that is discussed in Note 8.

At December 31, 2015 and 2014, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Description	Fair Value As of December 31, 2015	Fair Value Measurements at December 31, 2015 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Contingent consideration for business combination	4,099,837	4,099,837	–	–
Total	$4,099,837	$4,099,837	–	–

NEW ASIA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2015 and 2014

Note 1: Organization and Summary of Significant Accounting Policies (continued)

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax, assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2015, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2015 and 2014.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company follows ASC Topic 505-50 " Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services," for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to operating expense and additional paid-in capital over the period during which services are rendered. On April 23, 2015, an additional 800,000 shares of restricted stock at fair value were issued to non-employees ShuQin Wang, Jidong Yang, TongXinHao and HaiTao Wang, each receiving 200,000 shares for their advisory services, at a fair value of $800,000.

Long-lived Assets

The Company assesses long-lived assets, including intangible assets, for impairment in accordance with the provisions of FASB ASC 360 "Property, Plant and Equipment". A long-lived asset (or group of assets) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted net cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss,

NEW ASIA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2015 and 2014

Note 1: Organization and Summary of Significant Accounting Policies (continued)

if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets' carrying amounts.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

Note 2: Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained substantial losses of $9,693,242 since inception, has a working capital deficit of $5,857,822(not including contingent liability), and is in need of additional capital to grow its operations so that it can become profitable.

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

Note 3: Intangible Assets

The Company's intangible assets consist primarily of Proprietary Trainable Trading Algorithms and have not been placed in service as of December 31, 2015. Once placed in service, amortizable assets are amortized over their estimated useful lives using straight-line method.

Note 4: Stock Subscription Deposit Common Stock

On December 24, 2014, the Company entered in to a stock purchase agreement for $350,000 of which the Company received a deposit of $337,000 (of which $13,000 were used to pay legal fees) for 58,904,964 shares of common stock of the Company. The stock was issued on January 23, 2015.

Note 5: Common Stock

The Company has 430,000,000 shares of capital stock, consisting of 400,000,000 shares of $0.001 par value common stock, and 30,000,000 shares of $0.001 par value preferred stock. The Company had 68,948,767 shares of common stock issued and outstanding as of December 31, 2015 and 1,821,803 shares issued and outstanding as of December 31, 2014.

NEW ASIA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2015 and 2014

Note 5: Common Stock (continued)

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

On August 19, 2015, the Board of Directors of the Company approved a resolution acknowledging that New Asia Holdings Ltd, the principal controlling shareholder of the Company, (i) had been advancing funds in the amount of $220,000 to the Company since December 24, 2014 to pay for operating expenses of the Company ("Prior Advances") and (ii) would be required to advance an additional $80,000 to the Company to fund further operating expenses of the Company ("Future Advances", and together with Prior Advances, the "Advances"). The Board further resolved that these Advances would constitute an interest-free loan to the Company to be repaid by the close of business on October 31, 2015. However, if the Company was unable to repay these Advances by such date, New Asia Holdings Ltd, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above Advances into common stock of the Company at a conversion price of $0.02 per share.

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

As of December 31, 2015, the principal shareholder, New Asia Holdings Ltd, had not yet acted to exercise its option to convert the Advances to shares of common stock, thus the Advances presently remain as an interest-free loan to the Company.

Note 6: Related Party Transactions

The Company entered into a consulting contract with Scott Kline, Esq., a stockholder of the Company, for his services as general counsel to the Company. Legal expenses for the related party were $48,000 and $0 for the periods ended December 31, 2015 and December 31, 2014, respectively.

There were advances totaling $316,533 from shareholders for the period ending December 31, 2015.

NEW ASIA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2015 and 2014

Note 6: Related Party Transactions (continued)

On September 7, 2015, Mr. Scott C. Kline ("Mr. Kline") resigned as Secretary and General Counsel of the Company. The resignation was not as a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. On that date, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a shareholder of the Company through his 50% ownership of Earth Heat Ltd. The Company has paid Mr. Capote consulting fees for acting in the capacity as Secretary and Vice President of the Company in the amount of $12,000 and $0 for the periods ended December 31, 2015 and December 31, 2014, respectively.

Note 7: Commitments and Contingencies

The Company entered into an Office Service Agreement on June 11, 2015, with PBC 8105 Irvine Center, LLC (doing business as Carr Workplaces ("CW")). Under the terms of the agreement, CW granted the Company a license to use the facilities and services of the Center at 100 Spectrum Center Drive, Suite 900 Irvine, CA 92618. The basic terms of this agreement is for 12 months commencing July 1, 2015 ending June 30, 2016 with monthly fixed fees of $1,758.

The Company entered into a tenancy agreement on December 20, 2014, with Treasure Gift Pte Ltd. Under the terms of the agreement, Treasure Gift Pte Ltd granted the Company use of the premises and amenities situated at 33, Ubi Avenue 3, #07-58, Vertex, Singapore 408865. The basic terms of the agreement are that the agreement is for 12 months commencing on January 1, 2015 ending July 31, 2016 with the monthly fixed fee of $1,681.

Pursuant to the Sale & Purchase Agreement relating to the Company's acquisition of issued and outstanding shares of Magdallen Quant Pte Ltd in exchange for new restricted shares of common stock of the Company , if the average trading price of the Company's shares based on the 7 days closing price over the period immediately before the first anniversary date of this Agreement and the 7th day falling on the first anniversary date of the agreement is below USD $1.00, the Company shall issue additional shares to Anthony Ng Zi Qin to make up the difference between the value of the Consideration Shares based on such 7 days closing history and the sum of SGD 10,000,000.00. The difference between the fair value of the assets acquired and the value of the shares swapped ($4,099,837) as well as the change in the common stock share price ($1,558,620) for the period ended December 31, 2015 created a contingency in amount of $5,658,457 in U.S. Dollars.

Note 8:  Acquisition of Magdallen Quante Pte Ltd

In August 2015, we completed our non-related party acquisition of Magdallen Quant Pte Ltd ("MQL"), a Company formed in May, 2015 (established solely to hold the ownership to the trainable trading algorithm assets that we acquired, therefore there is no comparison applicable with 2014). The acquisition was made on the basis of a share swap of 7,422,000 new restricted shares of Common Stock of the Company in exchange for the entire issued and paid-up capital of Magdallen Quant Pte Ltd, which is 8,000,100 shares issued at par value of SGD $1.00 per share, or USD $0.714 on August 28, 2015, the acquisition date. The market value of the common stock of the Company was $0.41 per share at the date of sale. The exchange value in U.S. Dollars for the shares swap were $3,043,020. The fair value of MQL at the acquisition date in U.S. Dollars was $6,267,819. In addition, there is a contingent clause (see Note 6) that increases the value of the assets acquired. This increase was allocated to goodwill in the amount of $875,038 in U.S. Dollars. The total fair value of the exchange was $7,142,857 in U.S. Dollars.

NEW ASIA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2015 and 2014

Note 8:  Acquisition of Magdallen Quante Pte Ltd (continued)

The purchase price was allocated to specific identifiable tangible and intangible assets at their fair value at the date of the purchase in accordance with Accounting Standards Codification 805, "Business Combinations", as follows:

Allocation	$
Goodwill	$875,038
Intangible Assets	6,267,819
Total	7,142,857
Less fair value of the contingent liability	(4,099,837)
Purchase price	$3,043,020

The Company consolidated the results from operations from August 28, 2015. The following are unaudited pro-forma results of operations as if the acquisition had occurred on January 1, 2015 for the period ending December 31, 2015. At December 31, 2015, the Company recorded impairment loss of Goodwill and Intangible Assets totaled $875,038 and $6,267,819 respectively.

	Year Ended December 31, 2015,
		NAHD/ MQL	Combined
	As Reported	As Reported	Pro-Forma

Net revenue	$-	$-	$-
General and administrative	$928,094	-	$928,094
Loss from operations	$(928,094)	-	(928,094)
Income or (loss) before income taxes	$(928,094)	-	$(928,094)
Provision for income taxes	-	-	-
Net income (loss)	$(928,094)	-	$(928,094)
Net Income (loss) per common shares-basic and fully diluted	$(0.02)	-	$(0.02)
Weighted average common shares outstanding-basic and diluted	56,232,964	897,165	57,130,111

NEW ASIA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2015 and 2014

Note 9: Income Taxes

As of December 31, 2015, the Company had net operating loss carry forwards of approximately $11 million that may be available to reduce future years' taxable income through 2032. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following for the twelve months ended:

	December 31, 2015	December 31, 2014
Federal income tax benefit attributable to:
Current Operations	$3,295,702	$20,388
Less: valuation allowance	(3,295,702)	(20,388)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2015	December 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$3,854,846	$559,144
Less: valuation allowance	(3,854,846)	(559,144)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $11 million for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, the net operating loss carry forwards may be limited as to use in future years.