Form 10-Q
period 2016-03-31
New Asia Holdings, Inc.
filed 2016-05-23
CIK 1485029

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended

March 31, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55410

NEW ASIA HOLDINGS, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Nevada	45-0460095
(State or other jurisdiction	(IRS Employer File Number)

33 Ubi Avenue 3 #07-58 Vertex Building Tower A Singapore	408868
(Address of principal executive offices)	(zip code)
+65-6702-3808
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

As of May 16, 2016, the Company had 68,948,767 shares of common stock issued and outstanding.

FORM 10-Q
NEW ASIA HOLDINGS, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," "NAHD," or "Company" refer to New Asia Holdings, Inc.

ITEM 1. FINANCIAL STATEMENTS:
NEW ASIA HOLDINGS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash	51,815	105,385
Receivable-Other	885	885
Prepaid Expense	5,000	15,103
Total Current Assets	57,700	121,373
Other Assets
Deposit	790	790
Total Other Assets	790	790
TOTAL ASSETS	58,490	122,163
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	1,296	4,205
Accrued Expenses	535	-
Advance From Shareholder	316,533	316,533
Contingent Liability	3,060,757	5,658,457
Total Current Liabilities	3,379,121	5,979,195
Total Liabilities	3,379,121	5,979,195
Stockholders' Equity
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized and 68,948,767 shares issued and outstanding, respectively	68,949	68,949
Additional Paid In Capital	5,412,555	5,412,555
Accumulated Deficit	(8,802,876)	(11,337,785)
Stockholders' Deficit	(3,321,372)	(5,856,281)
Accumulated Other Comprehensive Income(Loss)	741	(751)
Total Stockholders' Equity (Deficit)	(3,320,631)	(5,857,032)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	58,490	122,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NEW ASIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2016	March 31, 2015
Revenues
Sales
Total revenues	-	-
Operating expenses
Professional Fees	28,004	26,248
Communication	173	385
General & Administrative expenses	34,614	1,140

Total operating expense	$62,791	$27,773
Loss from operations and before non-controlling Interest	$(62,791)	$(27,773)
Other Income (Loss)	-	-
Change in fair value - Contingency Liability	2,597,700
Income (Loss) before non-controlling Interest	2,534,909	$(27,773)
Less: Income Attributable to non-controlling interest	-

Income (Loss) before income taxes	$2,534,909	$(27,773)

Provision for income taxes	-	-

Net Income (Loss)	$2,534,909	$(27,773)

Net Income (Loss) per common share-basic and fully diluted	$0.04	$0.00

Weighted average common shares outstanding-basic and diluted	68,948,767	45,673,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NEW ASIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2016	March 31, 2015
Net Income (Loss)	$2,534,909	(27,773)

Other Comprehensive (Loss)/Income:

Foreign currency translation adjustment	1,492

Total Other Comprehensive (loss)/Income	2,536,401	(27,773)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NEW ASIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the 3 months ended	For the 3 months ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities
Net Income/(Loss)	$2,534,909	$(27,773)
Adjustment to reconcile net income/(loss) to net cash provided (used) by operating activities:
Change in fair value of contingent liability	(2,597,700)
Changes in operating assets and liabilities:
Prepaid expenses	10,103	-
Accounts payable	(2,909)	$1,045
Advance from Shareholder	-	$28,500
Accrued expenses	535	-
Net cash provided (used) by operating activities	(55,062)	$1,772
Effect of exchange rate on cash	1,492

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net increase (decrease) in cash	(53,570)	$1,772

Cash at beginning of period	105,385	$0
Cash at end of period	$51,815	$1,772

Supplemental disclosure of cash flow information:
Interest paid	-	-
Taxes paid	$800	$0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NEW ASIA HOLDINGS, INC.
NOTES TO THE UNAUDITED, CONDENSED, FINANCIAL STATEMENTS

Note 1: Organization and Summary of Significant Accounting Policies

ORGANIZATION AND BASIS OF PRESENTATION

New Asia Holdings, Inc. (formerly known as DM Products, Inc, previously known as Midwest E.S.W.T. Corp, and previously known as Effective Sport Nutrition Corporation) (the "Company") was incorporated on March 1, 2001. Prior to December 2014, we were in the business of locating inventive products and introducing these products (such as the Banjo Minnow Fishing Lure System) through a Direct Response Model, a form of marketing that allows potential consumers direct access to the seller without the necessity of traditional retail. In December 2014, the Company underwent a change in control as a result of approximately 90% of the then issued and outstanding shares of common stock of the Company being acquired by New Asia Holdings, Ltd. (wholly owned by Lin Kok Peng, Ph.D.) and other accredited investors and management adopting a new business plan based on developing highly advanced, proprietary, neural trading models for the financial community.

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

Our proprietary trading models are developed by a team of professional engineers in communications, electronic circuitry design and financial engineering. This diverse team will be the key factor of our successful development of non-traditional and innovative trading models. Our systems are designed to take intelligent positions as the market moves/changes and, upon development, our systems will bring a proven, rigorously tested, track-record. We anticipate that our proprietary algorithmic trading systems will generate superior, risk adjustable, returns for our clients.

The Company's focus is to capitalize the large volume of the 24 hours Forex markets to achieve capital appreciation over a medium to long term combined with the usage of a good wealth vehicle in order to control risk, profit from both bull or bear markets, maximize liquidity and economic resilience (recession proof).

The NAHD systems have been designed to constantly adapt themselves and to take intelligent positions as the market moves/changes. The models are subjected to rigorous testing akin to the volatile trading environment of major financial events/crisis that happened in recent history. These models are also programmed to have the ability to learn and adapt new manners of trading; effectively translating the human behavioral of trading into a predictive science. The NAHD cutting edge quantitative strategies and proprietary algorithmic trading system are developed to generate superior risk adjustable returns for the Holders.

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

Principles of Consolidation

The consolidated financial statements as of March 31, 2016 and March 31, 2015, and for the three months then ended, include the accounts of its wholly owned subsidiary, Magdallen Quant Pte, Ltd.  All significant intercompany transactions have been eliminated.

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

All highly liquid investments with maturities of three months or less are considered to be cash equivalents. At March 31, 2016 and March 31, 2015, the Company had no cash equivalents.

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Also, the Company has a purchase price contingency that is discussed in Note 8.

At March 31, 2016, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Description	Fair Value As of March 31, 2016	Fair Value Measurements at March 31, 2016 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Contingent consideration for business combination	3,060,757	3,060,757	–	–
Total	$3,060,757	$3,060,757	–	–

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax, assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2016, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2016.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company follows ASC Topic 505-50 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services," for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to operating expense and additional paid-in capital over the period during which services are rendered. On April 23, 2015, an additional 800,000 shares of restricted stock at fair value were issued to non-employees ShuQin Wang, Jidong Yang, TongXinHao and HaiTao Wang, each receiving 200,000 shares for their advisory services, at a fair value of $800,000.

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

Note 2: Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained substantial losses of $8,802,876 since inception, has a working capital deficit of $260,264 (not including contingent liability), and is in need of additional capital to grow its operations so that it can become profitable.

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

Note 3: Intangible Assets

The Company's intangible assets consist primarily of Proprietary Trainable Trading Algorithms and have not been placed in service as of March 31, 2015. Once placed in service, amortizable assets are amortized over their estimated useful lives using straight-line method.

Note 4: Stock Subscription Deposit Common Stock

On December 24, 2014, the Company entered in to a stock purchase agreement for $350,000 of which the Company received a deposit of $337,000 (of which $13,000 were used to pay legal fees) for 58,904,964 shares of common stock of the Company. The stock was issued on January 23, 2015.

Note 5: Common Stock

The Company has 430,000,000 shares of capital stock, consisting of 400,000,000 shares of $0.001 par value common stock, and 30,000,000 shares of $0.001 par value preferred stock. The Company had 68,948,767 shares of common stock issued and outstanding as of March 31, 2016 and as of December 31, 2015.

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

Note 5: Common Stock (continued)

As of March 31, 2016, the principal shareholder, New Asia Holdings Ltd, had not yet acted to exercise its option to convert the Advances to shares of common stock, thus the Advances presently remain as an interest-free loan to the Company.

Note 6: Related Party Transactions

The Company entered into a consulting contract with Scott Kline, Esq., a stockholder of the Company, for his services as general counsel to the Company. Legal expenses for the related party were $0 and $19,000 for the periods ended March 31, 2016 and March 31, 2015, respectively.

There were advances totaling $316,533 and $28,500 from shareholders for the period ending March 31, 2016 and
March 31, 2015, respectively.

On September 7, 2015, Mr. Scott C. Kline ("Mr. Kline") resigned as Secretary and General Counsel of the Company. The resignation was not as a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. On that date, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a shareholder of the Company through his 50% ownership of Earth Heat Ltd. The Company has paid Mr. Capote consulting fees for acting in the capacity as Secretary and Vice President of the Company in the amount of $4,500 and $0 for the periods ended March 31, 2016 and March 31, 2015, respectively.

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

Pursuant to the Sale & Purchase Agreement relating to the Company's acquisition of issued and outstanding shares of Magdallen Quant Pte Ltd in exchange for new restricted shares of common stock of the Company , if the average trading price of the Company's shares based on the 7 days closing price over the period immediately before the first anniversary date of this Agreement and the 7th day falling on the first anniversary date of the agreement is below USD $1.00, the Company shall issue additional shares to Anthony Ng Zi Qin to make up the difference between the value of the Consideration Shares based on such 7 days closing history and the sum of SGD 10,000,000.00. The difference between the fair value of the assets acquired and the value of the shares swapped ($4,099,837) as well as the positive change in the common stock share price ($2,597,700) for the period ended March 31, 2016 created a contingent liability in amount of $3,060,757 in U.S. Dollars. The positive change in common share price occurred because the stock price increased from $0.20 per share as of December 31, 2015 to $0.55 per share as of March 31, 2016.

NEW ASIA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8:  Acquisition of Magdallen Quante Pte Ltd

In August 2015, we completed our non-related party acquisition of Magdallen Quant Pte Ltd ("MQL"), a Singaporean company formed in May, 2015 (established solely to hold the ownership to the trainable trading algorithm assets that we acquired). The acquisition was made on the basis of a share swap of 7,422,000 new restricted shares of Common Stock of the Company in exchange for the entire issued and paid-up capital of Magdallen Quant Pte Ltd, which is 8,000,100 shares issued at par value of SGD $1.00 per share, or USD $0.714 on August 28, 2015, the acquisition date. The market value of the common stock of the Company was $0.41 per share at the date of sale. The exchange value in U.S. Dollars for the shares swap were $3,043,020. The fair value of MQL at the acquisition date in U.S. Dollars was $6,267,819. In addition, there is a contingent clause (see Note 7) that increases the value of the assets acquired. This increase was allocated to goodwill in the amount of $875,038 in U.S. Dollars. The total fair value of the exchange was $7,142,857 in U.S. Dollars.

The purchase price was allocated to specific identifiable tangible and intangible assets at their fair value at the date of the purchase in accordance with Accounting Standards Codification 805, "Business Combinations", as follows:

Allocation	$
Goodwill		$875,038
Intangible Assets		6,267,819
Total		7,142,857
Less fair value of the contingent liability		(4,099,837)
Purchase price		$3,043,020

Note 9: Impairment Loss

The company accounted for the acquisition of Magdallen Quant Pte Ltd in accordance with ASC 805-50-15 as an acquisition of assets rather than a business. Magdallen Quant Pte Ltd was valued based on a certified appraisal received by the Company. The Company took into consideration the appraisal, number of shares issued, valuation of the traded stock at the time of issuance and similar patents sold during the year. Based on these assumptions the Company has valued the assets purchased at approximately $13 million at the time of purchase. During the year ended December 31, 2015, it was determined that the independent valuation report did not adequately provide an adequate back-up for the costs incurred in the development of the proprietary algorithms and due to the fact that the algorithms had not yet been placed into service (as the acquisition had only been made in August), there was inadequate information related to potential sales and information on projected sales from upcoming SaaS Contracts was not yet available, it was determined that the value of the acquisition would need to be significantly reduced. As a result, at December 31, 2015, the Company recorded impairment loss of Goodwill and Intangible Assets totaled $875,038 and $6,267,819, respectively. The Company is expecting to have the proprietary trainable algorithms placed into service, and thus achieve revenues, after the Second Quarter, 2016.

Note 10: Subsequent Events

As of March 31, 2016, the principal controlling shareholder, New Asia Holdings Ltd, has not yet acted to convert any of the Advances (as described above in Note 5) to common stock, the Advances remain as an interest free loan to the Company at present time.

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

Executive Overview

New Asia Holdings, Inc. (formerly known as DM Products, Inc, previously known as Midwest E.S.W.T. Corp, and previously known as Effective Sport Nutrition Corporation) (the "Company") was incorporated on March 1, 2001. Prior to December 2014, we were in the business of locating inventive products and introducing these products (such as the Banjo Minnow Fishing Lure System) through a Direct Response Model, a form of marketing that allows potential consumers direct access to the seller without the necessity of traditional retail. In December 2014, the Company underwent a change in control as a result of approximately 90% of the then issued and outstanding shares of common stock of the Company being acquired by New Asia Holdings, Inc. (wholly owned by Lin Kok Peng, Ph.D.)  and management adopting a new business plan based on developing highly advanced, proprietary, neural trading models for the financial community.

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

The NAHD systems have been designed to constantly adapt themselves and to take intelligent positions as the market moves/changes. The models are subjected to rigorous testing akin to the volatile trading environment of major financial events/crisis that happened in recent history. These models are also programmed to have the ability to learn and adapt new manners of trading; effectively translating the human behavioral of trading into a predictive science. The NAHD cutting edge quantitative strategies and proprietary algorithmic trading system are developed to generate superior risk adjustable returns for the Holders.

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

Results of Operations

We had no revenue for the three months ended March 31, 2016, or for the same period ended March 31, 2015. Operating expenses were $62,791 for the three month period ended March 31, 2016, and consisted primarily of general and administrative expenses and professional fees. This compares with operating expenses for the three month period ended March 31, 2015 of 27,773, which also primarily consisted of general and administrative expenses and professional fees. The material increase in such expense in the first quarter of 2016 were related to increased operating expenses associated with the implementation of our business plan, which included the acquisition of Magdallen Quant Pte Ltd.

As a result of the foregoing, we had a net loss from operations (and before non-controlling interest) of $62,791 and net income of $2,534,909 for the three-month period ended March 31, 2016, which includes a contingent liability associated with the change in fair value of the acquired asset of $2,597,700 for the period ended March 31, 2016. This compares with a net loss for the three month period ended March 31, 2015 of $27,773.   After the change in control, the Company is focused on a new business model, as described above. We expect that we will need to raise additional funds to support the expansion of our new business model, including, working capital to support the implementation of new projects, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect that through the acquisition of our proprietary trainable trading algorithms, we will commence to generate revenues in 2nd Quarter 2016, however, notwithstanding these developments we expect to incur operating losses through the balance of this year because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We expect to cover such shortfall in operating margins through advances from our principal shareholder and other fund-raising measures that the Company deems appropriate.

Liquidity and Capital Resources.

We had cash in the amount of $51,815 and $1,772 as of March 31, 2016 and March 31, 2015, respectively.  We had net cash provided by operating activities for $(55,062) for the three months' period ended March 31, 2016 and $1,772 of net cash provided by operating activities for the three months' period ended March 31, 2015. We had no cash flows from investing activities and no cash flow from financing activities during the three month periods ended March 31, 2016 and no cash flows from financing or investing activities during the three-month period ending March 31, 2015.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

While we expect to have revenues commencing in 2nd Quarter 2016, we expect that we will continue to rely on advances from our principal shareholder as well as from other sources of financing, including private placements of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2016.

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

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest averse to our interest.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description	Filing

3.1	Articles of Incorporation	Previously included as an Exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2010.
3.2	Certificate of Amendment	Previously included as an Exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2010.
3.3	Certificate of Amendment	Previously included as an Exhibit to Form 8-K filed with the Securities and Exchange Commission on December 14, 2011.
3.4	Certificate of Designation, Series "A" Preferred Stock	Previously included as an Exhibit to Form 8-K filed with the Securities and Exchange Commission on December 14, 2011.
3.5	Certificate of Amendment	Previously included as an Exhibit to Form 8-K filed with the Securities and Exchange Commission on February 17, 2015.
3.6	Bylaws	Previously included as an Exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2010.
31.1	Certification of CEO pursuant to Sec. 302	Filed herewith.

31.2	Certification of CFO pursuant to Sec. 302	Filed herewith.

32.1	Certification of CEO pursuant to Sec. 906	Filed herewith.

32.2	Certification of CFO pursuant to Sec. 906	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ASIA HOLDINGS, INC.

Date: May 23, 2016	By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer, Chief Financial Officer and Chairman of the Board
(Principal Executive Officer and Principal Financial and Accounting Officer)