Form 10-Q
period 2016-06-30
New Asia Holdings, Inc.
filed 2016-08-22
CIK 1485029

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended

June 30, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55410

NEW ASIA HOLDINGS, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Nevada	45-0460095
(State or other jurisdiction	(IRS Employer File Number)

60 Paya Lebar Road 12-08 Paya Lebar Square Singapore	409051
(Address of principal executive offices)	(zip code)
+65-6820-8885
(Registrant's telephone number, including area code)

33 Ubi Avenue 3 #07-58 Vertex Tower A Singapore 408868
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

As of August 22, 2016, the Company had 68,948,767 shares of common stock issued and outstanding.

FORM 10-Q
NEW ASIA HOLDINGS, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," "NAHD," or "Company" refer to New Asia Holdings, Inc.

ITEM 1. FINANCIAL STATEMENTS:
NEW ASIA HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS
	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash	$85,688	$105,385
Receivable-Other	1,308	885
Prepaid Expense	6,300	15,103
Total Current Assets	93,296	121,373
Other Assets
Deposit	1,348	790
Total Other Assets	1,348	790
TOTAL ASSETS	$94,644	$122,163
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$9,783	4,205
Accrued Expenses	1,574	-
Advance From Shareholder	385,954	316,533
Contingent Liability	5,658,457	5,658,457
Total Current Liabilities	$6,055,768	$5,979,195
Total Liabilities	$6,055,768	$5,979,195
Stockholders' Deficit
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding		-
Common Stock, $0.001 par value, 400,000,000 shares authorized and 68,948,767 shares issued and outstanding, respectively	68,949	68,949
Additional Paid In Capital	5,412,555	5,412,555
Accumulated Deficit	(11,443,190)	(11,337,785)
Stockholders' Deficit	(5,961,686)	(5,856,281)
Accumulated Other Comprehensive Income(Loss)	562	(751)
Total Stockholders' Deficit	$(5,961,124)	$(5,857,032)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$94,644	$122,163

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEW ASIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
 (Unaudited)

	For the three months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Revenues
Service Income from related party	$21,599	$-	$21,599	$-
Total related party revenues	21,599	-	21,599	-

Operating expenses
Professional Fees	25,974	38,145	53,978	64,393
Outside Services	13,293	6,789	13,293	6,789
General & Administrative expenses	24,946	826,405	59,733	827,929
Total operating expense	64,213	871,339	127,004	899,111

Total loss from operations	(42,614)	(871,339)	(105,405)	(899,111)

Other expense
Change in fair value of contingent liabilities	(2,597,700)	-	-	-
Total other expense	(2,597,700)	-	-	-

Net loss	$(2,640,314)	$(871,339)	$(105,405)	$(899,111)
Foreign current translation income (loss)	(179)	-	1,313	-

Total Comprehensive loss	$(2,640,493)	$(871,339)	$(104,092)	$(899,111)

Net Loss per common share-basic and diluted	$(0.04)	$(0.02)	$(0.00)	$(0.01)

Weighted average common shares outstanding-basic and diluted	68,948,767	53,542,162	68,948,767	61,324,573

The accompanying notes are an integral part of these unaudited financial statements

NEW ASIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six months ended	For the Six months ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities
Net loss	$(105,405)	$(899,111)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Shared-based compensation	-	$800,000
Changes in operating assets and liabilities:
Receivable -Other	(423)	-
Prepaid expenses	8,803	$(942)
Deposits	(558)	$(790)
Accounts payable	5,578	7,997
Accrued expenses	1,574	93,321
Net cash provided by (used in) operating activities	$(90,431)	$475

Cash flows from financing activities
Advances from Shareholder	69,421	-
Net cash provided by financing activities	69,421	-

Effect of exchange rate on cash	1,313

Net increase (decrease) in cash	$(19,697)	$475
Cash at beginning of period	$105,385	$-
Cash at end of period	$85,688	$475

Supplemental disclosure of cash flow information:
Taxes paid	$800	$800

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEW ASIA HOLDINGS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2016

Note 1: Organization and Summary of Significant Accounting Policies

ORGANIZATION
New Asia Holdings, Inc. (formerly known as DM Products, Inc, previously known as Midwest E.S.W.T. Corp, and previously known as Effective Sport Nutrition Corporation) (the "Company" or "NAHD") was incorporated on March 1, 2001. Prior to December 2014, we were in the business of locating inventive products and introducing these products (such as the Banjo Minnow Fishing Lure System) through a Direct Response Model, a form of marketing that allows potential consumers direct access to the seller without the necessity of traditional retail. In December 2014, the Company underwent a change in control as a result of approximately 90% of the then issued and outstanding shares of common stock of the Company being acquired by New Asia Holdings, Ltd. (wholly owned by Lin Kok Peng, Ph.D.) and other accredited investors and management adopting a new business plan based on developing highly advanced, proprietary, neural trading models for the financial community.
We offer trading software solutions to clients on the basis of a "Software as a Service (SaaS)" licensing and delivery models with licensed users availing themselves of service-based contractual arrangements. In addition, we will utilize our in-house proprietary neural trading models to trade our own funds, thus providing added value to our shareholders.
The Company's focus is to capitalize the large volume of the 24 hours Forex markets to achieve capital appreciation over a medium to long term combined with the usage of a good wealth vehicle in order to control risk, profit from both bull or bear markets, maximize liquidity and economic resilience.
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

On August 19, 2015, the Board of Directors of the Company approved a resolution acknowledging that New Asia Holdings Ltd, the principal controlling shareholder of the Company, (i) had been advancing funds in the amount of $220,000 to the Company since December 24, 2014 to pay for operating expenses of the Company and (ii) would be required to advance an additional $80,000 to the Company to fund further operating expenses of the Company. The Board further resolved that these advances would constitute an interest-free loan to the Company to be repaid by the close of business on October 31, 2015. However, if the Company was unable to repay these advances by such date, New Asia Holdings Ltd, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above advances into common stock of the Company at a conversion price of $0.02 per share. As of June 30, 2016, the principal shareholder, New Asia Holdings Ltd, had not yet acted to exercise its option to convert the advances to shares of common stock, thus the Advances presently remain as an interest-free loan to the Company.
On August 28, 2015, the Company completed the acquisition of Magdallen Quant Pte Ltd., a Singapore-based company, which is focused on the research, development and deployment of advanced, proprietary, trainable trading algorithms. The acquisition was accomplished through a share exchange with Mr. Anthony Ng Zi Qin of 7,422,000 new restricted shares of common stock of the Company with a fair value of $3,043,020 in exchange for the entire issued and outstanding capital of Magdallen Quant Pte Ltd., held by Mr. Anthony Ng Zi Qin, consisting of 8,000,100 shares issued at par value of SGD$1.00 per share, or USD$0.714 on the acquisition date and additional contingent consideration of $4,099,837.

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
The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim consolidated financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and Article 8 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included.  Operating results for the interim periods are not necessarily indicative of financial results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.
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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.
Also, the Company has a purchase price contingency

At June 30, 2016, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Description	Fair Value as of June 30, 2016	Fair Value Measurements at June 30, 2016 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Contingent consideration for business combination	5,658,457	5,658,457	–	–
Total	$5,658,457	$5,658,457	–	–
At December 31, 2015, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Description	Fair Value As of December 31, 2015	Fair Value Measurements at December 31, 2015 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Contingent consideration for business combination	5,658,457	5,658,457	–	–
Total	$5,658,457	$5,658,457	–	–
Note 2: Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained substantial losses, has a working capital deficit of $ 304,015 (not including the contingent liability of $5,658,457), and is in need of additional capital to grow its operations so that it can become profitable. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

In view of these matters, the ability of the Company to continue as a going concern is dependent upon growth of revenues and the ability of the Company to raise additional capital. Management believes that its successful ability to raise capital and increases in revenues will provide the opportunity for the Company to continue as a going concern. The consolidated unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3: Related Party Transactions

There were advances in the amount of $69,421 from significant shareholders during the period June 30, 2016.  The total advances due are $385,954 and $316,533 to the significant shareholders as of June 30, 2016 and December 31, 2015, respectively.  Pursuant to the Board resolutions described in Note 1 above, $316,533 of the advances constitute unsecured interest-free loans to the Company.  The advances accruing under the Board resolutions were supposed to have been repaid by the close of business on October 31, 2015. However, in accordance with the Board resolutions, if the Company was unable to repay these advances by such date, New Asia Holdings Ltd, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above advances into common stock of the Company at a conversion price of $0.02 per share. As of June 30, 2016, the principal shareholder, New Asia Holdings Ltd, had not yet acted to exercise its option to convert the advances to shares of common stock, thus the advances presently remain as an interest-free loan to the Company. The $69,421 borrowed during the period June 30, 2016 are unsecured, due on demand and non-interest bearing.

On September 7, 2015, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a shareholder of the Company through his 50% ownership of Earth Heat Ltd. The Company has paid Mr. Capote consulting fees for acting in the capacity as Secretary and Vice President of the Company in the amount of $9,000 and $0 for the periods January 1, 2016 through June 30, 2016 and June 30, 2015, respectively.

The Company pays New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has paid New Asia Momentum Pte Ltd $11,730 and-0- for the three month and six month periods ended June 30, 2016 and 2015, respectively.
In November, 2015, Magdallen Quant Pte Ltd (MQL) the Company's wholly-owned subsidiary, entered into a Software License Agreement with New Asia Momentum Limited (NAML), a Company owned and controlled by NAHD's Chairman and CEO, Dr Lin Kok Peng. In consideration of MQL's performance, Client agrees to pay MQL in accordance with the following provisions:
(i)	License and Other Fixed Price Fees as set forth below:
•	License fees shall be based on profits from the End Users' accounts. The license fee shall be calculated as follows: -
o	Where the asset under management from all End Users is less than US$ 10 million, fifteen percent (15%) only of the profits from the End Users' accounts;
o
If the asset under management from all End Users exceed US$10 million, MQL's fees shall be separately agreed on between MQL and Client, and if MQ and the Client are unable to agree on such apportionment, MQL shall still be entitled to fifteen percent (15%) only of the profits from the End Users' accounts;

o	On every anniversary date of this Agreement, parties will review the performance of the Licensed Software and may by mutual agreement between MQL and the Client vary the license fee.
(ii)
Time & Material Fees: The charges for performance of any T&M tasks due to Work Orders will be billed monthly for charges incurred in the previous monthly period and are due and payable within thirty (30) days of the date of the invoice. Expenses may include, but are not limited to, reasonable charges for materials, office and travel expenses, graphics, documentation, research materials, computer laboratory and data processing, and out-of-pocket expenses reasonably required for performance. Expenses for travel and travel-related expenses and individual expenses in excess of US$500 require the prior approval of Client.

NAML paid MQL a total of $21,599, and $0 for the three-month period ended June 30, 2016 and June 30, 2015, respectively:

Note 4: Commitments and Contingencies

The Company entered into an Office Service Agreement on May 4, 2016, with Real Office Centers 23 Corporate Center Plaza Suite 100/150 (doing business as ROC)). Under the terms of the agreement, ROC granted the Company a license to use the facilities and services of the Center at 15615 Alton Parkway Suite 450, Irvine, CA 92618. The basic terms of this agreement is for 12 months commencing July 1, 2016 ending June 30, 2017 with monthly fixed fees of $1,115.
The Company pays New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has paid New Asia Momentum Pte Ltd $11,730 and-0- for the three month and six month periods ended June 30, 2016 and 2015, respectively
Pursuant to the Sale & Purchase Agreement relating to the Company's acquisition of issued and outstanding shares of Magdallen Quant Pte Ltd in exchange for new restricted shares of common stock of the Company, if the average trading price of the Company's shares based on the 7 days closing price over the period immediately before the first anniversary date (August 25, 2016) of this Agreement and the 7th day falling on the first anniversary date of the agreement is below USD $1.00, the Company shall issue additional shares to Anthony Ng Zi Qin to make up the difference between the value of the Consideration Shares based on such 7 days closing history and the sum of SGD 10,000,000.00. The difference between the fair value of the assets acquired and the value of the shares swapped ($4,099,837) as well as the negative change in the common stock share price ($1,558,620) for the period ended June 30, 2016 created a contingent liability in amount of $5,658,457 in U.S. Dollars. The negative change in common share price occurred because the stock price decreased from $0.55 per share as of March 31, 2016 to $0.20 per share as of June 30, 2016.

As of August 19, 2016, the Company entered into an Addendum to the Magdallen Quant Pte Ltd Share and Purchase Agreement with Mr. Anthony Ng Zi Qin to extend the August 25, 2016 anniversary date for the adjustment of issued shares for an additional period of twelve (12) months.
Note 5: Subsequent Events
As of August 19, 2016, the Company entered into an Addendum to the Magdallen Quant Pte Ltd Share and Purchase Agreement with Mr. Anthony Ng Zi Qin to extend the August 25, 2016 anniversary date for the adjustment of issued shares for an additional period of twelve (12) months.

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

Executive Overview

New Asia Holdings, Inc. (formerly known as DM Products, Inc, previously known as Midwest E.S.W.T. Corp, and previously known as Effective Sport Nutrition Corporation) (the "Company" or "NAHD") was incorporated on March 1, 2001. Prior to December 2014, we were in the business of locating inventive products and introducing these products (such as the Banjo Minnow Fishing Lure System) through a Direct Response Model, a form of marketing that allows potential consumers direct access to the seller without the necessity of traditional retail. In December 2014, the Company underwent a change in control as a result of approximately 90% of the then issued and outstanding shares of common stock of the Company being acquired by New Asia Holdings, Inc. (wholly owned by Lin Kok Peng, Ph.D.)  and management adopting a new business plan based on developing highly advanced, proprietary, neural trading models for the financial community.

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

Results of Operations

Three Months Ended June 30, 2016 and 2015

We had related party revenue of $21,599, and 0 for the three months ended June 30, 2016, and June 30, 2015 respectively. These revenues resulted from fees received from the Company's licensee, New Asia Momentum Limited, NAML, (a Company owned and controlled by NAHD Chairman and CEO). Since placing the Algorithms into operations, the Company's licensee, NAML has increased its Assets Under Management (AUM) from zero to approximately $1,515,000 and from zero clients to 47 in the span of six months. The Algorithms have achieved an average return of between 16% to 21% per month.

Operating expenses were $64,213 for the three-month period ended June 30, 2016, and consisted primarily of general and administrative expenses, communication expenses and professional fees. This compares with operating expenses for the three-month period ended June 30, 2015 of $871,339, which consisted primarily of general and administrative expenses, stock compensation expense, and professional fees. The material decrease in such operating expenses in the second quarter of 2016 were related to a decrease in legal and accounting fees and the absence of stock-based compensation.  As a result of the foregoing, we had a net loss from operations of $42,614 and net loss of $2,640,314 for the three-month period ended June 30, 2016, which includes a contingent liability associated with the change in fair value of the acquired asset of $2,597,700 for the period ended June 30, 2016.  This compares with a net loss for the three-month period ended June 30, 2015 of $871,339.

Six Months Ended June 30, 2016 and 2015

We had related party revenue $21,599, and 0 for the six months ended June 30, 2016, and June 30, 2015 respectively.

Operating expenses were $127,004 for the six-month period ended June 30, 2016, and consisted primarily of general and administrative expenses, communication expenses and professional fees. This compares with operating expenses for the six-month period ended June 30, 2015 of $899,111, which consisted primarily of general and administrative expenses, stock compensation expense, and professional fees. The material decrease in such operating expenses in the first and second quarter of 2016 were related to a decrease in legal and accounting fees and the absence of stock based compensation.  As a result of the foregoing, we had a net loss from operations of $105,405 and net loss of $105,405 for the six-month period ended June 30, 2016.  This compares with a net loss for the six-month period ended June 30, 2015 of $899,111.

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

From our acquisition of our proprietary trainable trading algorithms, we generated revenues in 2nd Quarter 2016, however, notwithstanding these developments we expect to incur operating losses through the balance of this year because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We expect to cover such shortfall in operating margins through advances from our principal shareholder and other fund-raising measures that the Company deems appropriate.

Liquidity and Capital Resources.

We had cash in the amount of $85,688 and $105,385 as of June 30, 2016 and December 31, 2015, respectively.  We had net cash use in operating activities for $90,431 for the six-month period ended June 30, 2016 and $475 of net cash provided by operating activities for the six-month period ended June 30, 2015. We had no cash flows from investing activities and had cash flow of $69,421 from financing activities (from advances from shareholders) during the six month periods ended June 30, 2016 and no cash flows from financing or investing activities during the six-month period ending June 30, 2015.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

While we have revenues  2nd Quarter 2016, we expect that we will continue to rely on advances from our principal shareholder as well as from other sources of financing, including private placements of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

Change in Registrant's Certifying Accountant

On May 23, 2016, Anton & Chia, LLP ("Anton & Chia") tendered its resignation as the independent registered public accounting firm of the Company.  Anton & Chia's resignation as the Company's independent auditors followed the Company's determination to engage another independent auditing firm.  On May 27, 2016, the Company's Board of Directors appointed MaloneBailey LLP as the Company's new independent registered accounting firm.

Subsequent Events

As of August 19, 2016, the Company entered into an Addendum to the Magdallen Quant Pte Ltd Share and Purchase Agreement with Mr. Anthony Ng Zi Qin to extend the August 25, 2016 anniversary date for the adjustment of issued shares for an additional period of twelve (12) months.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description	Filing

3.1	Articles of Incorporation	Previously included as an Exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2010.
3.2	Certificate of Amendment	Previously included as an Exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2010.
3.3	Certificate of Amendment	Previously included as an Exhibit to Form 8-K filed with the Securities and Exchange Commission on December 14, 2011.
3.4	Certificate of Designation, Series "A" Preferred Stock	Previously included as an Exhibit to Form 8-K filed with the Securities and Exchange Commission on December 14, 2011.
3.5	Certificate of Amendment	Previously included as an Exhibit to Form 8-K filed with the Securities and Exchange Commission on February 17, 2015.
3.6	Bylaws	Previously included as an Exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2010.
10.1	Addendum to Magdallen Quant Pte Ltd Share and Purchase Agreement, dated August 19, 2016 between New Asia Holdings, Inc. and Anthony Ng Zi Qin	Filed herewith.
31.1	Certification of CEO pursuant to Sec. 302	Filed herewith.

31.2	Certification of CFO pursuant to Sec. 302	Filed herewith.

32.1	Certification of CEO pursuant to Sec. 906	Filed herewith.

32.2	Certification of CFO pursuant to Sec. 906	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ASIA HOLDINGS, INC.

Date: August 22, 2016	By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer, Chief Financial Officer and Chairman of the Board
(Principal Executive Officer and Principal Financial and Accounting Officer)

This A D D E N D U M is made this 19th day of August 2016.

BETWEEN:-

(1)
NEW ASIA HOLDINGS INC, a corporation registered in the United States of America and listed on US OTCQB market, Symbol NAHD, and having its registered office at 60 Paya Lebar Road #12-08 Paya Lebar Square Singapore 409051 (the "Purchaser") .

(2)	ANTHONY NG ZI QIN (Singapore NRIC No. ) of 102 Gerald Drive, #04-75 Seletar Springs Condominium, Singapore 798593 (the "Vendor").
.

THIS ADDENDUM is supplemental to the written Sale and Purchase Agreement dated 25th August 2015 entered into between the Purchaser and the Vendor ("Agreement").

THE PARTIES HEREBY AGREE AS FOLLOWS:-

1. Variation

1.1	By mutual agreement, the Parties hereby extend the stipulated timeline under Clause 3.3 of the Agreement by one (1) year to the second anniversary date of the Agreement.

1.2	As such, all references to the 'first anniversary date of this Agreement' at Clause 3.3 of the Agreement shall be varied and changed to 'second anniversary date of this Agreement'.

2. Incorporation

2.1	This Addendum shall be construed as one with the Agreement. Accordingly, the term "Agreement" and other relevant terms as used in the Agreement and all other instruments and agreements executed thereunder or pursuant thereto shall for all purposes refer to the Agreement as amended, varied and supplemented by this Addendum.

2.2	Except to the extent each is expressly amended by the terms of this Addendum, the Agreement and all other instruments and agreements executed thereunder or pursuant thereto shall remain in full force and effect.

3. Governing Law

   This Addendum shall be governed by and construed in accordance with the laws of Singapore.

I N   W I T N E S S   W H E R E O F   this Addendum has been entered into by the parties hereto and shall be effective on the day and year first abovewritten.

THE PURCHASER:

Signed by )
Lin Kok Peng                                                                                          ) /s/ Lin Kok Peng
for and on behalf of                                                                               )
NEW ASIA HOLDINGS INC                                                              )

in the presence of:

/s/ Jose A Capote

Name:
NRIC / Passport No:

THE VENDOR:

Signed by )
ANTHONY NG ZI QIN                                                                         ) /s/ Anthony Ng Zi Qin

in the presence of:

/s/ Jose A Capote

Name:
NRIC / Passport No: