Form 10-Q
period 2016-09-30
New Asia Holdings, Inc.
filed 2016-11-21
CIK 1485029

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended

September 30, 2016

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

As of November 21 2016, the Company had 68,948,767 shares of common stock issued and outstanding.

FORM 10-Q
NEW ASIA HOLDINGS, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," "NAHD," or "Company" refer to New Asia Holdings, Inc.

ITEM 1. FINANCIAL STATEMENTS:

NEW ASIA HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash	$71,806	$105,385
Accounts Receivable (from related party)	6,025	885
Prepaid Expense	640	15,103
Total Current Assets	78,471	121,373

Other Assets
Deposit	1,348	790
Total Other Assets	1,348	790
TOTAL ASSETS	$79,819	$122,163
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$1,254	4,205
Accrued Expenses	5,095	-
Advance From Shareholder	415,954	316,533
Contingent Liability	5,806,897	5,658,457
Total Current Liabilities	$6,229,200	$5,979,195

Total Liabilities	$6,229,200	$5,979,195

Stockholders' Deficit
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding
Common Stock, $0.001 par value, 400,000,000 shares authorized, 68,948,767 shares issued and outstanding	68,949	68,949
Additional Paid In Capital	5,412,555	5,412,555
Accumulated Deficit	(11,631,301)	(11,337,785)
Stockholders' Deficit	(6,149,797)	(5,856,281)
Accumulated Other Comprehensive Income(Loss)	416	(751)
Total Stockholders' Deficit	$(6,149,381)	$(5,857,032)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$79,819	$122,163

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEW ASIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
 (Unaudited)

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the Nine months ended September 30, 2016	For the Nine months ended September 30, 2015
Revenues
Service Income from related party	$5,638	$-	$27,237	$-
Total related party revenues	5,638	-	27,237	-

Operating expenses
Professional Fees	8,340	37,112	62,318	95,968
Outside Services	7,087	12,763	20,380	17,553
General & Administrative expenses	29,882	15,999	89,615	851,464
Total operating expense	45,309	65,874	172,313	964,985

Total loss from operations	(39,671)	(65,874)	(145,076)	(964,985)

Other expense
Change in fair value of Contingent Liabilities	(148,440)	(371,100)	(148,440)	(371,100)
Total other expense	(148,440)	(371,100)	(148,440)	(371,100)

Net loss	$(188,111)	$(436,974)	$(293,516)	$(1,336,085)

Foreign currency translation income (loss)	(146)	(3,966)	1,167	(3,966)

Total comprehensive loss	$(188,257)	$(440,940)	$(292,349)	$(1,340,051)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average common shares outstanding - basic and diluted	68,948,767	57,130,111	68,948,767	64,218,266

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEW ASIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine months ended	For the Nine months ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities
Net loss	$(293,516)	$(1,336,085)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in Fair Value of Contingent Liability	148,440	371,100
Shared-based compensation	-	800,000
Changes in operating assets and liabilities:
Receivable-Other	(5,140)	-
Prepaid expenses	14,463	-
Deposits	(558)	(790)
Accounts payable	(2,951)	3,303
Accrued expenses	5,095	-
Net cash used in operating activities	$(134,167)	$(162,472)
Cash flows from financing activities
Advances from Shareholder	$99,421	$320,053
Net cash provided by financing activities	$99,421	$320,053
Indirect acquisition costs	-	(6,059)
Effect of exchange rate on cash	1,167	(3,966)
Net increase (decrease) in cash	$(33,579)	147,556
Cash at beginning of period	$105,385	$-
Cash at end of period	$71,806	$147,556

Supplemental disclosure of cash flow information:
Cash paid for taxes	$800	$800
Cash Paid for interest	-	-

Non-cash financing and investing activities
Acquisition of Magdallan Quant PTE LTD by issuing common stock	$-	$3,043,020

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEW ASIA HOLDINGS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
September 30, 2016

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

On August 19, 2015, the Board of Directors of the Company approved a resolution acknowledging that New Asia Holdings Ltd, the principal controlling shareholder of the Company, (i) had been advancing funds in the amount of $220,000 to the Company since December 24, 2014 to pay for operating expenses of the Company and (ii) would be required to advance an additional $80,000 to the Company to fund further operating expenses of the Company. The Board further resolved that these advances would constitute an interest-free loan to the Company to be repaid by the close of business on October 31, 2015. However, if the Company was unable to repay these advances by such date, New Asia Holdings Ltd, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above advances into common stock of the Company at a conversion price of $0.02 per share. As of September 30, 2016, the principal shareholder, New Asia Holdings Ltd, had not yet acted to exercise its option to convert the advances to shares of common stock, thus the Advances presently remain as an interest-free loan to the Company.

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

On August 19, 2016, the Company entered into an Addendum to the Magdallen Quant Pte Ltd Share and Purchase Agreement with Mr. Anthony Ng Zi Qin to extend the August 25, 2016 anniversary date for the adjustment of issued shares for an additional period of twelve (12) months.

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim consolidated financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and Article 8 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included.  Operating results for the interim periods are not necessarily indicative of financial results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company currently has a purchase price contingency.

At September 30, 2016, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:
Description	Fair Value as of September 30, 2016	Fair Value Measurements at September 30, 2016 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Contingent consideration for business combination	$5,806,897	$5,806,897	–	–
Total	$5,806,897	$5,806,897	–	–

At December 31, 2015, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:
Description	Fair Value As of December 31, 2015	Fair Value Measurements at December 31, 2015 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Contingent consideration for business combination	5,658,457	5,658,457	–	–
Total	$5,658,457	$5,658,457	–	–

Note 2: Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has substantial losses, has a working capital deficit of $343,832 (not including the contingent liability of $5,806,897), and is in need of additional capital to grow its operations so that it can become profitable. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

In view of these matters, the ability of the Company to continue as a going concern is dependent upon growth of revenues and the ability of the Company to raise additional capital. Management believes that its successful ability to raise capital and increases in revenues will provide the opportunity for the Company to continue as a going concern. The unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3: Related Party Transactions

There were advances in the amount of $99,421 from significant shareholders during the nine month period ended September 30, 2016.  The total advances due are $415,954 and $316,533 to the significant shareholders as of September 30, 2016 and December 31, 2015, respectively.  Pursuant to the Board resolutions described in Note 1 above, $316,533 of the advances constitute unsecured interest-free loans to the Company.  The advances accruing under the Board resolutions were supposed to have been repaid by the close of business on October 31, 2015. In 2015, however, in accordance with the Board resolutions, if the Company was unable to repay these advances by such date, New Asia Holdings Ltd, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above advances into common stock of the Company at a conversion price of $0.02 per share. As of September 30, 2016, the principal shareholder, New Asia Holdings Ltd, had not yet acted to exercise its option to convert the advances to shares of common stock, thus the advances presently remain as an interest-free loan to the Company. The $99,421 borrowed during the nine-month period ended September 30, 2016 are non-interest bearing unsecured, and due on demand.

On September 7, 2015, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a shareholder of the Company through his 50% ownership of Earth Heat Ltd. The Company has paid Mr. Capote consulting fees for acting in the capacity as Secretary and Vice President of the Company in the amount of $13,500 and $7,500 for the periods ended September 30, 2016 and September 30, 2015, respectively.

The Company pays New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has paid New Asia Momentum Pte Ltd $11,734 and -0- for the nine-month periods ended September 30, 2016 and 2015, respectively.

In November, 2015, Magdallen Quant Pte Ltd (MQL) the Company's wholly-owned subsidiary, entered into a Software License Agreement with New Asia Momentum Limited (NAML), a Company owned and controlled by NAHD's Chairman and CEO, Dr Lin Kok Peng. In consideration of MQL's performance, NAML(Client) agrees to pay MQL in accordance with the following provisions:

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

NAML paid MQL a total of $5,638, and $27,237 in related party revenue for the three and nine month period ended September 30, 2016, respectively. MQL has an accounts receivable balance with NAML of $4,152, and 0 for the period ending September 30, 2016 and December 31, 2015. NAHD has an accounts receivable from a related party with an office in common for rental payments made by the Company of $1,873 and $885 for the period ending September 30, 2016 and December 31, 2015.

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

The Company pays New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has paid New Asia Momentum Pte Ltd $11,734 and -0- for the nine-month periods ended September 30, 2016 and 2015, respectively.

Pursuant to the Sale & Purchase Agreement, and the addendum executed on August 19, 2016, relating to the Company's acquisition of issued and outstanding shares of Magdallen Quant Pte Ltd in exchange for new restricted shares of common stock of the Company, if the average trading price of the Company's shares based on the 7 days closing price over the period immediately before the second anniversary date (August 25, 2017) of this Agreement and the 7th day falling on the first anniversary date of the agreement is below USD $1.00, the Company shall issue additional shares to Anthony Ng Zi Qin to make up the difference between the value of the Consideration Shares based on such 7 days closing history and the sum of SGD 10,000,000. The difference between the fair value of the assets acquired and the value of the shares swapped ($4,099,837) as well as the negative change in the common stock share price ($1,707,060) for the period ended September 30, 2016 created a contingent liability in amount of $5,806,897 in U.S. Dollars. The negative change in common share price occurred because the stock price decreased from $0.20 per share as of June 30, 2016 to $0.18 per share as of September 30, 2016. The Company recorded a loss in change in fair value of $148,440 and $371,100 for the nine months ended September 30, 2016 and 2015, respectively.

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

It is our belief that our state-of-the-art, trainable, algorithms in our models will emulate aspects of the human brain, providing our algorithms with a self-training ability to formalize unclassified information and thus develop an enhanced ability to make forecasts based on the historical information and other data available at their disposal. Our neural networks will not make forecasts, instead, they will analyze price data and uncover opportunities. Using our proprietary neural network, trade decisions will be made based on thoroughly analyzed data (which is not generally possible when using traditional technical analysis methods). We anticipate offering a series of "next-generation" tools that can detect subtle non-linear interdependencies and patterns that other methods of technical analysis are unable to uncover.

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

Results of Operations

Three Months Ended September 30, 2016 and 2015

We had related party revenue of $5,638, and $0 for the three months ended September 30, 2016, and September 30, 2015 respectively. These revenues resulted from fees received from the Company's licensee, New Asia Momentum Limited, NAML, (a Company owned and controlled by NAHD Chairman and CEO). Since placing the Algorithms into operations, the Company's licensee, NAML has increased its Assets Under Management (AUM) from zero to approximately $1,515,000 and from zero clients to 47 in the span of nine months. The Algorithms have achieved an average return of between 16% to 21% per month.

Operating expenses were $45,309 for the three-month period ended September 30, 2016, and consisted primarily of general and administrative expenses, communication expenses and professional fees. This compares with operating expenses for the three-month period ended September 30, 2015 of $65,874 which consisted primarily of general and administrative expenses, stock compensation expense, and professional fees. The material decreases in such operating expenses in the third quarter of 2016 were related to a decrease in legal and accounting fees and the absence of stock-based compensation.  As a result of the foregoing, we had a net loss from operations of $39,671 and a net loss of $188,111 for the three-month period ended September 30, 2016, which includes a contingent liability associated with the change in fair value of the acquired asset of $148,440 for the period ended September 30, 2016.  This compares with a net loss for the three-month period ended September 30, 2015 of $436,974, which includes a contingent liability associated with the change in fair value of the acquired asset of $371,100 for the period ended September 30, 2015

Nine Months Ended September 30, 2016 and 2015

We had related party revenue $27,237 and $0 for the nine months ended September 30, 2016, and September 30, 2015 respectively.

Operating expenses were $172,313 for the nine-month period ended September 30, 2016, and consisted primarily of general and administrative expenses, communication expenses and professional fees. This compares with operating expenses for the nine-month period ended September 30, 2015 of $964,985, which consisted primarily of general and administrative expenses, stock compensation expense, and professional fees. The material decrease in such operating expenses in third quarter of 2016 were related to a decrease in legal and accounting fees and the absence of stock based compensation.  As a result of the foregoing, we had a net loss from operations of $145,076 and net loss of $293,516, which includes $148,440 in contingent liabilities as described above, for the nine-month period ended September 30, 2016.  This compares with a net loss for the nine-month period ended September 30, 2015 of $1,336,085, including $371,100 of contingent liabilities, as described above.

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

From our acquisition of our proprietary trainable trading algorithms, we generated revenues from second quarter 2016, however, notwithstanding these developments we expect to incur operating losses through the balance of this year because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We expect to cover such shortfall in operating margins through advances from our principal shareholder and other fund-raising measures that the Company deems appropriate.

Liquidity and Capital Resources.

We had cash in the amount of $71,806 and $105,385 as of September 30, 2016 and December 31, 2015, respectively.  We had net cash used in operating activities for $134,167 for the nine-month period ended September 30, 2016 and $162,472 of net cash used by operating activities for the nine -month period ended September 30, 2015. We had no cash flows from investing activities and had cash flow of $99,421 from financing activities (from advances from shareholders) during the nine-month period ended September 30, 2016 and $320,053 cash flows from financing activities during the nine-month period ended September 30, 2015.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

While we have revenues through the 3rd Quarter 2016, we expect that we will continue to rely on advances from our principal shareholder as well as from other sources of financing, including private placements of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

\ITEM 5. OTHER INFORMATION

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

NEW ASIA HOLDINGS, INC.

Date : November 21, 2016	By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer, Chief Financial Officer and Chairman of the Board
(Principal Executive Officer and Principal Financial and Accounting Officer)