Form 10-K
period 2016-12-31
New Asia Holdings, Inc.
filed 2017-04-17
CIK 1485029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-55410

New Asia Holdings, Inc.
(Exact name of registrant as specified in its charter)
Nevada	45-0460095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
60 Paya Lebar Rd 12-08 Paya Lebar Square, Lobby 1 Singapore 409051
(Address of principal executive offices)
+65 6820-8885
(Registrant's telephone number, including area code)
33 Ubi Avenue 3 #07-58 Vertex Building Tower A, Singapore 408868
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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-afﬁliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second ﬁscal quarter.  As of June 30, 2016, the aggregate market value was $13,927,651

The number of shares outstanding of each of the issuer's classes of common stock, as of April 17, 2017, is as follows:

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

Overview

Since December 24, 2014, New Asia Holdings, Inc. (the "Company" or "NAHD") has been focusing on developing and deploying its highly advanced, proprietary, neural trading models for the financial community.

It is our belief that our state-of-the-art, trainable, algorithms in our models emulate aspects of the human brain, providing our algorithms with a self-training ability to formalize unclassified information and thus develop an enhanced ability to make forecasts based on the historical information and other data available at their disposal. Our neural networks do not make forecasts. Instead, they analyze price data and uncover opportunities. Using our proprietary neural network, trade decisions are made based on thoroughly analyzed data (which is not generally possible when using traditional technical analysis methods). We have commenced offering a series of "next-generation" tools that can detect subtle non-linear interdependencies and patterns that other methods of technical analysis are unable to uncover.

The Algorithms were placed into commercial operation in November, 2015 upon the execution of a Software Licensing Agreement for the deployment of MQL’s proprietary trainable, trading algorithms with New Asia Momentum Limited (NAML), a Company owned and controlled by NAHD’s Chairman and CEO, Dr Lin Kok Peng. Under the terms of this agreement, NAML agreed to pay MQL a License and Other Fixed and Time and Material Fees as described in the Company’s 2016 Filings. Throughout 2016 NAML grew its Assets Under Management (AUM) from zero to approximately $2.5 million and exhibited average monthly returns of approximately 10.5% for its clients. During this period, MQL has continued to make improvements to its original algorithm product-lines:

• Series X Pound/Dollar

• Series Y Pound/Dollar

• Series Z Multi-Asset Currency and Gold

Specifically, and to support NAML’s decision to expand into the Regulated Fund and Bank model, the Series Z (Multi-Asset Currency and Gold) have been improved and redeveloped into the following products reflecting a DTST model:

• 7.42.31

• 7.43.315

• 7.43.325

In January, 2017, the Company’s licensee, NAML, entered into an agreement with Ferrell Asset Management Pte Ltd, (FAMPL), a wholly-owned subsidiary of Ferrell Financial Group, which started as an exempt fund manager in 2004, holds a Capital Markets Services License issued by the Monetary Authority of Singapore (MAS) for the provision of fund management services to individuals who are accredited investors (“Accredited Investors”) as defined in Section 4A(1)(a)(i) of the Securities and Futures Act (Chapter 289) of Singapore. The Ferrell Financial Group is an Asia-focused financial services group dedicated to serving the investment and wealth management needs of family offices and private individuals globally. As an independent, privately held group, Ferrell forms strategic partnerships with financial institutions and other relevant organizations to provide customized portfolio solutions for its clients. In January, 2017, FAMPL launched “Feuris Fund A” to exclusively utilize the Company’s DTST algorithm products. The Company expects that the AUM for Feuris Fund A will be in the range of approximately USD 6 to 10 million. The Company expects to receive license fees based on the performance of the algorithms on the basis of a 20% Performance Fee. Feuris Fund A is projecting annual returns of approximately 16% for its clients.

The Company, has also established a partnership with a Singapore-based fund management firm (the “Singapore Fund”) that is regulated by the Monetary Authority of Singapore (MAS). The Singapore Fund has a team with unparalleled Asian expertise comprising of more than 80 years of combined investment management experience.  The partnership, which is currently on a six-month testing phase (and which will be completed in April, 2017) with a $1 million AUM fund will provide the Singapore Fund the ability to immediately enter the Fx trading market. The Company expects that under the terms of the partnership, the Company’s or its Master Licensee, NAML, and the Fund will share performance fees on the basis of a 50/50 split.

The Company also intends to enter into a partnership with a Hong Kong-based regulated Fund Management Firm [in the second quarter of 2017/in 2017]. The Company expects that, once finalized, this partnership will commence a six-month testing phase. Ultimately, it is expected that aggregate AUM in the partnership will be approximately $5 million to $10 million..

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

The three primary competitive advantages associated with our proprietary trading algorithms are:

• Rates of Return

• Efficiency

• Safety

Algorithm Trading Explained

Algorithmic trading (Algorithmic Trading) has been growing rapidly across all types of financial instruments, accounting for an over 80 to 85% of NYSE Trading volumes. A number of closely related computational trading terms that are often used interchangeably have to be clarified in order to fully understand Algorithmic Trading.

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

•	Index Fund Rebalancing :

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

NAHD's Design Philosophy

Price is simply a reflection and emotional perception of the respective commodity of value. Mechanical systems have no emotions when it comes to the interpretation of prices. Nothing is actually too high or too low; it’s all technically relative.

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

Factor analysis is a statistical method used to describe variability among observed, correlated variables in terms of a potentially lower number of unobserved variables called factors. Factor analysis searches for such joint variations in response to unobserved latent variables . The observed variables are modeled as  linear combinations  of the potential factors, plus " error " terms. The information gained about the interdependencies between observed variables can be used later to reduce the set of variables in a dataset and thus helps us to reduce complex multi-dimensional modeling data into 2 dimensional outcome for easier analysis.

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

NAHD's foreign exchange trading algorithms consist of the following:

•	MQ X1 (Pound / Dollar)
•	MQ Y1 (Pound / Dollar)
•	MQ Z1 (Multi-Asset Currency and Gold) and it’s DTST updates: o 7.42.31 o 7.43.315 o 7.43.325

The three primary competitive advantages associated with the aforementioned trading algorithms are rates of return, efficiency and safety.

Fund	MQ X1	MQ Y1	MQ Z1 @ 2%
Number of Trades	272	112	376
Sharpe Ratio	3.3	2.9	2.44
Profit Factor	2.5	3.46	1.99
Return/DD	26.09	16.69	16.71
Winning (%)	59.93%	64.29%	75%
Drawdown (%)	29.34%	62.99%	2.57%

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

2. The Company and/or its licensee, NAML, will enter into partnership agreements with regulated funds wherein these funds will utilize the Company’s DTST algorithm products. The Company expects to receive license fees based on the performance of the algorithms on the basis of negotiated Performance Fees

3. The Company will utilize its proprietary trainable trading algorithms to trade in its own funds through a wholly-owned subsidiary that will be established at an appropriate time

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

According to a Gartner Group estimate, SaaS revenue accounted for more than USD 20 billion in 2015. The Martin Wolfe IT Index showed that companies in the SaaS category were experiencing accelerated growth that led to a 163% premium in revenue valuation multiple based on 12 months trailing revenue, compared to traditional software companies.

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

Company (NAHD) and Business Structure

The Company (NAHD) is partnered with world-class firms:

• Ferrell Asset Management Pte Ltd, (FAMPL), a wholly-owned subsidiary of Ferrell Financial Group, which started as an exempt fund manager in 2004, holds a Capital Markets Services License issued by the Monetary Authority of Singapore (MAS) for the provision of fund management services to individuals who are accredited investors (“Accredited Investors”) as defined in Section 4A(1)(a)(i) of the Securities and Futures Act (Chapter 289) of Singapore. The Ferrell Financial Group is an Asia-focused financial services group dedicated to serving the investment and wealth management needs of family offices and private individuals globally. As an independent, privately held group, Ferrell forms strategic partnerships with financial institutions and other relevant organizations to provide customized portfolio solutions for its clients.

• GAIN Capital was founded in 1999 with a mission to provide traders with low cost access to foreign exchange markets. Since then, GAIN Capital has expanded its product offering and global reach, and now provides a diverse mix of both retail and institutional investors access to thousands of OTC and exchange-traded markets.

• Straits Financial Group ("SF Group") is headquartered in Singapore and they are the brokering division of the CWT Group, the largest publicly listed logistics company in South East Asia. Their US subsidiary, Straits Financial LLC, is a full Clearing Member of the Chicago Mercantile Exchange (CME) and the Chicago Board of Trade (CBOT). Through their Asian branches and global partnerships, they are focused on delivering a wide range of financial services and ensuring that Holders will have a positive and consistent customer experience.In particular, Straits (Singapore), a subsidiary of the SF Group, by capitalizing on SF Group's strengths and global network, Straits (Singapore) is able to offer a comprehensive and integrated spectrum of trade services including brokerage, risk management, commodities collateralization, warehousing and logistics. Straits (Singapore) is also an approved Inter-Dealer Broker (IDB) with SGX Asia clear, they provide intermediary services to empower transactions between buy and sell sides for both OTC and exchange-cleared products. They provide both standardized and bilateral agreements, with a strong focus on OTC Rubber and Iron Ore Swaps

Corporate History

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

On August 19, 2015, the Board of Directors of the Company approved a resolution acknowledging that New Asia Holdings Ltd, the principal controlling shareholder of the Company, (i) had been advancing funds in the amount of $220,000 to the Company since December 24, 2014 to pay for operating expenses of the Company and (ii) would be required to advance an additional $80,000 to the Company to fund further operating expenses of the Company. The Board further resolved that these advances would constitute an interest-free loan to the Company to be repaid by the close of business on October 31, 2015. However, if the Company was unable to repay these advances by such date, New Asia Holdings Ltd, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above advances into common stock of the Company at a conversion price of $0.02 per share. Throughout 2016, the Company received an additional $149,421 in the form of an interest-free loan from its principal shareholder. As of December 31, 2016, New Asia Holdings Ltd, had not yet acted to exercise its option to convert the Advances to shares of common stock, thus the Advances remained as an interest-free loan to the Company.

On August 28, 2015, the Company completed the acquisition of Magdallen Quant Pte Ltd., a Singapore-based company, which is focused on the research, development and deployment of advanced, proprietary, state-of-the-art, trainable trading algorithms. The acquisition was accomplished through a share exchange with Mr. Anthony Ng Zi Qin of 7,422,000 new restricted shares of common stock of the Company with a fair value of $3,043,020 in exchange for the entire issued and outstanding capital of Magdallen Quant Pte Ltd., held by Mr. Anthony Ng Zi Qin, consisting of 8,000,100 shares issued at par value of SGD$1.00per share, or USD$0.714 on the acquisition date and additional contingent consideration of $4,099,837.

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

Change in Strategies

The strategies, approaches and techniques discussed herein may evolve over time due to, amongst other things, market developments and trends, the emergence of new or enhanced products, changing industry practice and/or technological innovation.  As a result, these strategies, approaches and techniques may not reflect the strategies, approaches and techniques actually employed by NAHD or its Software.  Nevertheless, the strategies employed in the Software will be consistent with the NAHD's objective.

Fundamental Strategies

Fundamental analysis, which posits that markets are imperfect and that mispricings can be identified between prevailing market prices and those indicated by underlying fundamental data, is subject to the risk of inaccurate or incomplete market information, as well as the difficulty of predicting prices based on such information. Furthermore, even if an analyst is able to successfully identify mispricings on the basis of fundamental factors, there is the additional uncertainty of predicting the duration or degree of such mispricings and, accordingly, when or whether to enter so as to profit from them. Positions made based on fundamental analysis are subject to significant losses when market sentiment leads to the market price of the Software being materially discounted from the level indicated by Software fundamental analysis or technical factors, such as price momentum or option expirations, dominate the market.

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

Involuntary DisclosureRisk

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

We will need additional capital to bring our operations to a sustainable level over the next twelve months. In 2016, we raised approximately $149,421 from advances from our principal shareholder in connection with and after the change of control in February 2015.  We believe that, in addition to the capital raised thus far, we will require up to an additional $350,000 to satisfy our operating cash needs for the next 12 months. However, if we are unable to generate the projected amount of revenue and profits from our operations within the next 12 months, we will need to seek additional financing.

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

We have incurred significant losses in prior periods. Our accumulated deficit at December 31, 2016 was $12,857,941. We incurred a net loss in 2016 and 2015 of $1,520,156 and $9,693,242, respectively. If we are not able to attain profitability in the near future and long-term future, the trading price of our stock could decline and our financial condition could deteriorate as we could, among other things, deplete our cash, incur additional indebtedness and issue additional equity that could cause significant dilution, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

We have unsecured loans that are overdue, and we will likely need to raise capital to repay the loan or will need to convert the loan to our common stock at the discretion of our principal shareholder.

During 2015, we received interest free loans from New Asia Holdings Ltd, our principal shareholder, in the aggregate principal amount of $316,533 to pay for operating expenses and investments of the Company that were due to be repaid on October 31, 2015.However, if the Company was unable to repay these loans by such date, New Asia Holdings Ltd, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above Advances into Common Stock at a conversion price of $0.02 per share. As of December 31, 2016, New Asia Holdings Ltd had not yet acted to exercise its option to convert the loans to shares of common stock, thus the loans presently remain as an interest-free loan to the Company. Furthermore, during 2016, we received additional interest free loans from New Asia Holdings Ltd in the aggregate principal amount of $149,421. In addition, from January 1, 2017 through April 1, 2017, we received an additional USD46,522 interest free loans from New Asia Holdings Ltd. If we are unable to repay these loans or convert the loan, this would likely have a material adverse effect on our operations, our ability to raise capital and the price of our stock.

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

Our independent auditors’ report for the fiscal years ended December 31, 2016 and 2015 is qualified as to our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2016 and 2015, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The presence of the going concern explanatory paragraph may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

The Company currently maintains a mailing address at 60 Paya Lebar Rd 12-08 Paya Lebar Square, Lobby 1, Singapore 409051 and a US Office in 15615 Alton Parkway, Suite 4500, Irvine CA 92618. The Company's telephone number in Singapore is +65 6820 8885, the Company's telephone number in the USA Office is 1-949-271-6333.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades over-the-counter on the OTCQB tier of the OTC Markets. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our common stock is quoted on the OTCQB under the symbol, “NAHD.”

The following table sets forth the high and low closing bid prices for the periods indicated for the Company's common stock.

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2016
1st Quarter	$0.55	$0.11
2nd Quarter	0.202	0.202
3rd Quarter	0.18	0.2728
4th Quarter	0.18	0.02

Year Ended December 31, 2015
1st Quarter	$1.00	$1.00
2nd Quarter	0.60	0.60
3rd Quarter	0.36	0.36
4th Quarter	0.20	0.20

(1)   Bids represent inter−dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions. Accordingly, these quotations may or may not necessarily represent actual transactions.

On April 12, 2017, the closing price for our common stock on the OTC Markets was $0.20 per share with respect to an insignificant volume of shares.  The volume of shares traded on the OTC Markets was insignificant and therefore, does not represent a reliable indication of the fair market value of these shares.

Approximate Number of Holders of Our Common Stock

As of April 12, 2017, there were approximately 301 holders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Common Stock

The Company's Articles of Incorporation authorize the issuance of 400,000,000 shares of common stock, par value of $0.001 per share ("Common Stock"). Each record holder of Common Stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. The Company's Articles of Incorporation do not permit for cumulative voting for the election of directors. As of December 31, 2016, we had 68,948,767 shares of our Common Stock issued and outstanding.

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

34

(2) Executive Overview.

After the change in control in December 2014, we have been focusing on developing highly advanced, proprietary, neural trading models for the financial community. We anticipate that our state-of-the-art, trainable, algorithms in our models will emulate aspects of the human brain, providing our algorithms with a self-training ability to formalize unclassified information and thus develop an enhanced ability to make forecasts based on the historical information and other data available at their disposal. Our neural networks will not make forecasts. Instead, they will analyze price data and uncover opportunities. Using our proprietary neural network, trade decisions will be made based on thoroughly analyzed data (which is not generally possible when using traditional technical analysis methods). We have begun offering a series of "next-generation" tools that can detect subtle non-linear interdependencies and patterns that other methods of technical analysis are unable to uncover. We offer trading software solutions to clients on the basis of a "Software as a Service (SaaS)" licensing and delivery models with licensed users availing themselves of service-based contractual arrangements. In addition, we will utilize our in-house proprietary neural trading models to trade our own funds, thus providing added value to our shareholders.  Our proprietary trading models will be developed by a team of professional engineers in communications, electronic circuitry design and financial engineering. This diverse team will be the key factor of our successful development of non-traditional and innovative trading models. Our systems will be designed to take intelligent positions as the market moves/changes and, upon development, our systems will bring a proven, rigorously tested, track-record. We anticipate that our proprietary algorithmic trading systems will generate superior, risk adjustable, returns for our clients.

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

(3) Results of Operations.

The following table provides selected financial data about us for the fiscal years ended December 31, 2016 and December 31, 2015. For detailed financial information, see the audited Financial Statements included in this report.

	December 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$72,308	$105,385
Accounts Receivable- related party	1,333	-
Other receivable- related party	-	885
Prepaid Expense	12,084	15,103
Total Current Assets	85,725	121,373

Other Assets
Security Deposit	1,115	790
Total Other Assets	1,115	790
TOTAL ASSETS	$86,840	$122,163

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$1,205	$4,205
Accrued Expenses	1,464	-
Advance From Shareholder	465,954	316,533
Contingent Liability	6,994,417	5,658,457
Total Current Liabilities	7,463,040	5,979,195

Total Liabilities	$7,463,040	$5,979,195

Stockholders' Deficit
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, 68,948,767 shares issued and outstanding.	68,949	68,949
Additional Paid In Capital	5,412,555	5,412,555
Accumulated Deficit	(12,857,941)	(11,337,785)
Accumulated Other Comprehensive gain (loss)	237	(751)
Total Stockholders' Deficit	(7,376,200)	(5,857,032)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$86,840	$122,163

During fiscal 2016 we generated $34,328 in revenues and no revenues were generated in 2015. In addition, we have a history of losses.

As of our fiscal year end December 31, 2016 and December 31, 2015, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses were $218,524 for the year ended December 31, 2016and consisted primarily of general and administrative expenses and professional fees. This compares with operating expenses for the year ended December 31, 2015 of $8,134,622, which primarily consisted of general and administrative expenses and professional fees and included an impairment loss of $7,142,857. The material decrease in such expenses in the year ended December 31, 2016 was related to the implementation of our new business model, strategic acquisition of proprietary assets and increased legal and accounting fees in connection with our acquisition of assets and the lack of any impairment losses.

As a result of the foregoing, we had a net loss of $1,520,156 for the year ended December 31, 2016, which includes a contingent liability associated with the change in fair value of the acquired asset of $1,335,960 for the year ended December 31, 2016. This compares with a net loss for the year ended December 31, 2015 of $9,693,242.

After the change in control and the acquisition of our proprietary trainable trading algorithm assets, the Company has been focused on a new business model, as described above. We expect that we will need to raise additional funds to support the expansion of our new business model, including, working capital to support the implementation and expansion of our SaaS business model as well as establishing the trading for our own account or for the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We have begun to generate revenues since the second quarter of 2016, and, we expect to close on several new partnership agreements with regulated funds for the use of our proprietary trainable trading algorithms which are expected to increase our revenue generation. However, notwithstanding these developments we expect to incur operating losses through the balance of this year because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We expect to cover such shortfall in operating margins through advances from our principal shareholder and other fund-raising measures that the Company deems appropriate.

(4) Liquidity and Capital Resources.

As of December 31, 2016 we had cash of $72,308, compared to $105,385 at December 31, 2015.

We had net cash used by operating activities of ($183,486) for the year ended December 31, 2016 and ($204,338) of net cash used for operating activities for the year ended December 31, 2015.

We had net cash flows from financing activities of $149,421 resulting from advances from our principal shareholder during the year ended December 31, 2016 compared to $316,533 cash flows from financing activities during the year ended December 31, 2015.

We had no cash flows from investing activities during the year ended December 31, 2016, compared to no cash flows from investing activities for the year ended December 31, 2015.

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

The full text of our audited financial statements as of December 31, 2016 and 2015 begins on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2016. Based on this evaluation, our Chief Executive Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our consolidated financial statements and related information. Management uses its best judgment to ensure that the consolidated financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) as outlined by the Committee of Sponsoring Organizations of the Treadway Commission and guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016. We have identified the following material weakness as of December 31, 2016:

• Lack of sufficient written documentation of internal controls.

• Lack of proper segregation of duties over financial transactions and processes

Management conducted an evaluation of the effectiveness, as of December 31, 2016, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission(COSO). Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that, as of December31, 2016, our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Lin Kok Peng	45	Chief Executive Officer, Chief Financial Officer, Chairman of the Board, and Director
Allister Lim Wee Sing	44	Director
Jose A. Capote	57	Chief Technical Officer and Secretary

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

During 2016, no salary, consulting fee, finder's fee or other compensation was paid to any of the Company's directors or executive officers, or to any other affiliate of the Company, except as described under Executive Compensation below. It is not anticipated that any director will receive compensation for his or her services as a director in the near future.

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

Communications with the Board

Individuals may communicate with the Company's Board of Directors or individual directors by writing to the Company's Secretary at 60 Paya Lebar Rd., 12-08 Paya Lebar Square, Lobby 1, Singapore 409051. The Secretary will review all such correspondence and forward to the Board of Directors a summary of all such correspondence and copies of all correspondence that, in the opinion of the Secretary, relates to the functions of the Board or committees thereof or that he otherwise determines requires their attention. Directors may review a log of all such correspondence received by the Company and request copies. Concerns relating to accounting, internal control over financial reporting or auditing matters will be immediately brought to the attention of the Board of Directors and handled in accordance with its procedures established with respect to such matters.

Code of Ethics

The Company's Board of Directors has adopted a Code of Ethics which applies to its principal executive officer and principal financial officer. A copy of the Code of Ethics is available in print without charge to any person who sends a request to the office of the Secretary of the Company at 60 Paya Lebar Rd 12-08 Paya Lebar Square, Lobby 1, Singapore 409051.

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

Based solely on a review of reports furnished to the Company during the fiscal year ended December 31, 2016 or written representations from the Company's directors and executive officers, there are no known incidents of non-compliance for the reporting year.

ITEM 11.	EXECUTIVE COMPENSATION

Since the change in control in December 2014, management of the Company requires approximately four (4) hours per calendar week. Accordingly, no officer or director has received any compensation from the Company, except for Mr. Capote who received $18,000 in the year ended December31, 2016. As the Company secures additional SaaS contracts for its products and begins to accrue revenues, develops its trading activities for Company funds, etc., it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See Certain Relationships and Related Transactions.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

2016 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Lin Kok Peng,	2016	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Principal Executive Officer	2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Jose A. Capote Secretary	2016	$18,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$18,000
Executive Officer	2015	$12,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$12,000

The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2017, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name & Address of Beneficial Owner (3)	Office, If Any	Title of Class	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Officers and Directors
Lin Kok Peng (4)	Chief Executive Officer and Director	Common Stock, $0.001 par value	54,957,724	79.7%
Jose A. Capote (5)	Secretary	Common Stock, $0.001 par value	1,518,169	2.2%
Allister Lim Wee Sing	Director	Common Stock, $0.001 par value	-	*
All Officers and Directors as a group (3 persons named above)			56,475,893	81.9%
5% Security Holders
New Asia Holdings Ltd		Common Stock, $0.001 par value	54,957,724	79.7%
Anthony Ng Zi Qin		Common Stock, $0.001 par value	7,422,000	10.8%

* Less than 1%

(1)

On March 31, 2017, there were 68,948,767 shares of our common stock outstanding and no shares of Preferred Stock issued and outstanding. We have no outstanding stock warrants or outstanding stock options.

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

(3)

In determining the percent of voting stock owned by a person on March 31, 2016: (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 68,948,767 shares of common stock outstanding on March 31, 2016, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4) (5)	Lin KokPeng owns shares beneficially as a result of his ownership of New Asia Holdings Ltd. Jose A. Capote owns shares through his 50% ownership of Earth Heat, Ltd.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Board has written policies and procedures for the review, approval or ratification of any transactions between the Company and any related persons that are required to be disclosed pursuant to Item 404 of Regulation S-K, and reviews and approves all such transactions. “Related person” and “transaction” shall have the meanings given to such terms in Item 404 of Regulation S-K, as amended from time to time. No director will participate in any discussion or approval of such a transaction for which he or she is a related party, except that the director shall provide all material information concerning the transaction to the Board. In determining whether to approve or ratify a particular transaction, the Board will review all material facts of such transactions.During 2016, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

The Company has two directors, including Lin Kok Peng, who is the Chief Executive Officer and controlling shareholder of the Company, and Allister Lim Wee Sing.  Mr. Lim is the only director that qualifies as an independent director, as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm's Fees

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant.

	December 31, 2016	December 31, 2015
Audit Fees (Anton & Chia)	$-	$5,250
Audit Related Fees	5,000	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$5,000	$5,250

	December 31, 2016	December 31, 2015
Audit Fees (Malone Bailey)	$10,000	$-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$10,000	$-

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

The Board reviewed the audited financial statements of the Company as of and for the years ended December 31, 2016 and 2015 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2016 for filing with the U. S. Securities and Exchange Commission.

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

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
2.1	Sale and Purchase Agreement in Respect to the entire issued and paid up share capital of MAGDALLEN QUANT PTE LTD (1).
2.2	Addendum to Magdallen Quant Pte Ltd Share and Purchase Agreement, dated August 19, 2016 between New Asia Holdings, Inc. and Anthony Ng Zi Qin (2).
3.1	Articles of Incorporation (3)
3.2	Certificate of Amendment (3)
3.3	Certificate of Amendment (4)
3.4	Certificate of Designation, Series "A" Preferred Stock (5)
3.5	Certificate of Amendment (6)
3.6 21.1*	Bylaws (3) List of Subsidiaries
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

(1) Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2015.

(2) Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 21, 2016.

(3) Incorporated by reference to the relevant exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2010.

(4) Incorporated by reference to the relevant exhibit to Form 8-K filed with the Securities and Exchange Commission on December 14, 2011.

(5) Incorporated by reference to the relevant exhibit to Form 8-K filed with the Securities and Exchange Commission on December 14, 2011.

(6) Incorporated by reference to the relevant exhibit to Form 8-K filed with the Securities and Exchange Commission on February 17, 2015.

* Filed herewith.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date:  April 17, 2017

New Asia Holdings, Inc.

By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Signature	Title	Date
/s/ Lin Kok Peng	Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Director (principal executive officer, principal financial officer and principal accounting officer)	April, 17, 2017
Lin Kok Peng
/s/ Allister Lim Wee Sing	Director	April, 17, 2017
Allister Lim Wee Sing

NEW ASIA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

New Asia Holdings, Inc.

Singapore

We have audited the accompanying consolidated balance sheet of New Asia Holdings, Inc. (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Asia Holdings, Inc. as of December 31, 2016, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

/s/ Anton & Chia, LLP

Newport Beach, CA

April 14, 2016

NEW ASIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	December 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$72,308	$105,385
Accounts Receivable- related party	1,333	-
Other receivable- related party	-	885
Prepaid Expense	12,084	15,103
Total Current Assets	85,725	121,373

Other Assets
Security Deposit	1,115	790
Total Other Assets	1,115	790
TOTAL ASSETS	$86,840	$122,163

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$1,205	$4,205
Accrued Expenses	1,464	-
Advance From Shareholder	465,954	316,533
Contingent Liability	6,994,417	5,658,457
Total Current Liabilities	7,463,040	5,979,195

Total Liabilities	$7,463,040	$5,979,195

Stockholders' Deficit
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, 68,948,767 shares issued and outstanding.	68,949	68,949
Additional Paid In Capital	5,412,555	5,412,555
Accumulated Deficit	(12,857,941)	(11,337,785)
Accumulated Other Comprehensive gain (loss)	237	(751)
Total Stockholders' Deficit	(7,376,200)	(5,857,032)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$86,840	$122,163

The accompanying notes are an integral part of these financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	For the year ended	For the year ended
	December 31, 2016	December 31, 2015
Revenues
Service Income from related party	$34,328	$-
Total revenues	$34,328	$-
Operating expenses
Professional Fees	76,908	900,869
Outside Service	55,571	29,163
General & Administrative expenses	86,045	61,733
Impairment loss - Intangible asset	-	6,267,819
Impairment loss - Goodwill	-	875,038

Total operating expense	218,524	8,134,622

Loss from operations	(184,196)	(8,134,622)
Other expense

Change in fair value - Contingency Liability	(1,335,960)	(1,558,620)

Loss before income taxes	$(1,520,156)	$(9,693,242)

Provision for income taxes	-	-

Net loss	$(1,520,156)	$(9,693,242)

Net loss per common share-basic and fully diluted	$(0.02)	$(0.16)

Weighted average common shares outstanding-basic and diluted	68,948,767	60,109,061

The accompanying notes are an integral part of these financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	For the year ended	For the year ended
	December 31, 2016	December 31, 2015
Net loss	$(1,520,156)	$(9,693,242)

Foreign currency translation adjustment	988	(751)

Total Other Comprehensive loss	$(1,519,168)	$(9,693,993)

The accompanying notes are an integral part of these financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity (Deficit)

Balance, December 31, 2014		$ 1,822	$ 1,292,721	$ (1,644,543)	-	$ (350,000)

1/23/15 Shares issued to accredited investors		58,905	291,095	-	-	350,000

4/23/15 Shares issued for services		800	799,200	-	-	800,000
Foreign Currency Translation Adjustment					(751)	(751)
8/28/15 Shares issued		7,422	3,035,598	-	-	3,043,020
Indirect acquisition costs	-	-	(6,059)	-	-	(6,059)
Net loss	-	-	-	(9,693,242)	-	(9,693,242)

Balance, December 31, 2015		68,949	5,412,555	(11,337,785)	(751)	(5,857,032)
Foreign Currency Translation Adjustment	-	-	-	-	988	988
Net loss	-	-	-	(1,520,156)	-	(1,520,156)

Balance, December 31, 2016		$ 68,949	$ 5,412,555	$ (12,857,941)	$ 237	$ (7,376,200)

The accompanying notes are an integral part of these financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	For the year ended	For the year ended
	December 31, 2016	December 31, 2015
Cash flows from operating activities
Net loss	$(1,520,156)	$(9,693,242)
Adjustment to reconcile net loss to net cash used in operating activities:
Share-based compensation	-	800,000
Impairment loss - Intangible asset	-	6,267,819
Impairment loss - Goodwill	-	875,038
Change in fair value of contingent liability	1,335,960	1,558,620
Changes in operating assets and liabilities:
Accounts Receivable	(1,333)
Receivable-Other	885	(885)
Prepaid expenses	3,019	(15,103)
Security Deposit	(325)	(790)
Accounts payable	(3,000)	4,205
Accrued expenses	1,464	-
Net cash used in operating activities	(183,486)	(204,338)
Cash flows from financing activities
Advance from Shareholder	149,421	316,533

Net cash provided by financing activities	149,421	316,533

Indirect Acquisition Costs	-	(6,059)
Effect of exchange rate on cash	988	(751)
Net increase (decrease) in cash	(33,077)	105,385
Cash at beginning of period	105,385	-
Cash at end of period	$72,308	$105,385
Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$800	$600
Non-Cash Activities
Purchase of an asset by issuing common stock	-	3,043,020

The accompanying notes are an integral part of these financial statements.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015

Note 1: Organization and Summary of Significant Accounting Policies

Organization

New Asia Holdings, Inc. (formerly known as DM Products, Inc., previously known as Midwest E.S.W.T. Corp, and previously known as Effective Sport Nutrition Corporation) (the "Company" or "NAHD") was incorporated on March 1, 2001. Prior to December 2014, we were in the business of locating inventive products and introducing these products (such as the Banjo Minnow Fishing Lure System) through a Direct Response Model, a form of marketing that allows potential consumers direct access to the seller without the necessity of traditional retail. In December 2014, the Company underwent a change in control as a result of approximately 90% of the then issued and outstanding shares of common stock of the Company being acquired by New Asia Holdings, Ltd. (wholly owned by Lin Kok Peng, Ph.D.) and other accredited investors and management adopting a new business plan based on developing highly advanced, proprietary, neural trading models for the financial community.

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

On August 19, 2015, the Board of Directors of the Company approved a resolution acknowledging that New Asia Holdings Ltd, the principal controlling shareholder of the Company, (i) had been advancing funds in the amount of $220,000 to the Company since December 24, 2014 to pay for operating expenses of the Company and (ii) would be required to advance an additional $80,000 to the Company to fund further operating expenses of the Company. The Board further resolved that these advances would constitute an interest-free loan to the Company to be repaid by the close of business on October 31, 2015. However, if the Company was unable to repay these advances by such date, New Asia Holdings Ltd, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above advances into common stock of the Company at a conversion price of $0.02 per share. As of December 31, 2016, the principal shareholder, New Asia Holdings Ltd, had not yet acted to exercise its option to convert the advances to shares of common stock, thus the Advances presently remain as an interest-free loan to the Company.

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

For the years ended December 31, 2016 and 2015

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

On August 19, 2016, the Company entered into an Addendum to the Magdallen Quant Pte Ltd Share and Purchase Agreement with Mr. Anthony Ng Zi Qin to extend the August 25, 2016 anniversary date for the adjustment of issued shares for an additional period of twelve (12) months

The accompanying audited financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP").

Basis of Presentation

The Company's consolidated financial statements are expressed in U.S. Dollars and are presented in accordance with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission ("SEC").  The Company's fiscal year end is December 31.

Principles of Consolidation

The consolidated financial statements as of December 31, 2016 and 2015, and for the years then ended, include the accounts of its wholly owned subsidiary, Magdallen Quant Pte Ltd.  All significant intercompany transactions have been eliminated.

Foreign Currency

The functional currency of our foreign subsidiary is their respective local currency. The financial statements of the foreign subsidiary are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders' equity at the historical rates of exchange and income and expense amounts at average rates prevailing throughout the period. Translation adjustments resulting from the translation of the subsidiaries' accounts are included in "Accumulated other comprehensive income/(loss)," a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included within "Selling, general and administrative expenses"

Cash

All highly liquid investments with maturities of three months or less are considered to be cash equivalents. At December 31, 2016 and December 31, 2015, the Company had no cash equivalents.

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

Also, the Company has a purchase price contingency that is discussed in Note 6.

At December 31, 2016, the Company identified the following liabilities that are required to be presented on the consolidated balance sheet at fair value:

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015

Description	Fair Value As of December 31, 2016	Fair Value Measurements at December 31, 2016 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Contingent consideration for business combination	6,994,417	6,994,417	-	-
Total	$6,994,417	$6,994,417	-	-

At December 31, 2015, the Company identified the following liabilities that are required to be presented on the consolidated balance sheet at fair value:

Description	Fair Value As of December 31, 2015	Fair Value Measurements at December 31, 2015 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Contingent consideration for business combination	5,658,457	5,658,457	-	-
Total	$5,658,457	$5,658,457	-	-

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax, assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2016, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2016 and 2015.

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

For the years ended December 31, 2016 and 2015

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

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 5.

Revenue Recognition

The Company recognizes revenue from the services in accordance with ASC 605,“Revenue Recognition.” The Company recognizes revenue only when all of the following criteria have been met:

i) Persuasive evidence for an agreement exists;

ii) Service has been provided;

iii) The fee is fixed or determinable; and,

iv) Collection is reasonably assured.

Revenue is realized from Performance Fees received by the Company’s wholly-owned subsidiary Magdallen Quant Pte Ltd, as described in Part I, Item 1 and Note 5 below. Specifically, in November, 2015, Magdallen Quant Pte Ltd (MQL), entered into a Software License Agreement with New Asia Momentum Limited (NAML), a Company owned and controlled by NAHD's Chairman and CEO, Dr. Lin Kok Peng. In consideration of MQL's performance, NAML(Client) agrees to pay MQL in accordance with the following provisions:

(i)	License and Other Fixed Price Fees as set forth below:

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015

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

Accounts Receivable

The company's accounts receivable, related party consist of a contract with Magdallen Quant Pte Ltd (MQL) the Company's wholly-owned subsidiary, entered into a Software License Agreement with New Asia Momentum Limited (NAML), a Company owned and controlled by NAHD's Chairman and CEO, Dr. Lin Kok Peng. See note 5.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

Note 2: Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained substantial losses of $12,857,941 since inception, has a working capital deficit of $382,898(not including contingent liability of $6,994,417), and is in need of additional capital to grow its operations so that it can become profitable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015

Note 3: Intangible Assets

The Company’s intangible assets consist primarily of Proprietary Trainable Trading Algorithms. At December 31, 2015, the Company recorded impairment loss of Goodwill and Intangible Assets amounted to $875,038 and $6,267,819 respectively. There was no impairment loss for December 31, 2016.

Note 4: Common Stock

The Company has 430,000,000 shares of capital stock, consisting of 400,000,000 shares of $0.001 par value common stock, and 30,000,000 shares of $0.001 par value preferred stock. The Company had 68,948,767 shares of common stock issued and outstanding as of December 31, 2016 and as of December 31, 2015.

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

On August 28, 2015, the Company completed the acquisition of Magdallen Quant Pte Ltd. The acquisition was accomplished through a share exchange with Mr. Anthony Ng Zi Qin of 7,422,000 new restricted shares of common stock of the Company with a fair value of $3,043,020 in exchange for the entire issued and outstanding capital of Magdallen Quant Pte Ltd., held by Mr. Anthony Ng Zi Qin, consisting of 8,000,100 sharesof stock issued at par value of SGD$1.00 per share, or USD$0.714 on the acquisition date.

As of December 31, 2016, the principal shareholder, New Asia Holdings Ltd, had not yet acted to exercise its option to convert the Advances to shares of common stock, thus the Advances presently remain as an interest-free loan to the Company.

Note 5: Related Party Transactions

The Company entered into a consulting contract with Scott Kline, Esq., a stockholder of the Company, for his services as general counsel to the Company. Legal expenses for the related party were $0 and $48,000 for the years ended December 31, 2016 and December 31, 2015, respectively.

There were advances of $149,421 from significant shareholders during the period ended December 31, 2016. The total advances due are $465,954 and $316,533 from significant shareholders as of December 31, 2016 and December 31, 2015, respectively. Pursuant to the Board resolutions described in Note 1 above, $316,533 of the advances constitute unsecured interest-free loans to the Company.  The advances accruing under the Board resolutions were supposed to have been repaid by the close of business on October 31, 2015. In 2015, however, in accordance with the Board resolutions, if the Company was unable to repay these advances by such date, New Asia

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015

Holdings Ltd, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above advances into common stock of the Company at a conversion price of $0.02 per share. As of December 31, 2016, the principal shareholder, New Asia Holdings Ltd, had not yet acted to exercise its option to convert the advances to shares of common stock, thus the advances presently remain as an interest-free loan to the Company. The $149,421 borrowed during the year ended December 31, 2016 are non-interest bearing unsecured, and due on demand.

On September 7, 2015, Mr. Scott C. Kline ("Mr. Kline") resigned as Secretary and General Counsel of the Company. The resignation was not as a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. On that date, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a shareholder of the Company through his 50% ownership of Earth Heat Ltd. The Company has paid Mr. Capote consulting fees for acting in the capacity as Secretary and Vice President of the Company in the amount of $18,000 and $12,000 for the years ended December 31, 2016 and December 31, 2015, respectively.

The Company pays New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has paid New Asia Momentum Pte Ltd $34,685 and -0- for the years ended December 31, 2016 and 2015, respectively.

In November, 2015, Magdallen Quant Pte Ltd (MQL) the Company's wholly-owned subsidiary, entered into a Software License Agreement with New Asia Momentum Limited (NAML), a Company owned and controlled by NAHD's Chairman and CEO, Dr. Lin Kok Peng. In consideration of MQL's performance, NAML(Client) agrees to pay MQL in accordance with the following provisions:

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

NAML paid MQL a total of $34,328 and 0, in related party revenue for the years ended December 31, 2016 and 2015, respectively. MQL has an accounts receivable balance with NAML of $1,333, and $-0- as of December 31,

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015

2016 and 2015, respectively. NAHD has an accounts receivable from a related party with an office in common for rental payments made by the Company of -$0 and $885 as of December 31, 2016 and  2015, respectively .

Pursuant to the Sale & Purchase Agreement, and the addendum executed on August 19, 2016, relating to the Company's acquisition of issued and outstanding shares of Magdallen Quant Pte Ltd in exchange for new restricted shares of common stock of the Company, if the average trading price of the Company's shares based on the 7 days closing price over the period immediately before the second anniversary date (August 25, 2017) of this Agreement and the 7th day falling on the first anniversary date of the agreement is below USD $1.00, the Company shall issue additional shares to Anthony Ng Zi Qin to make up the difference between the value of the Consideration Shares based on such 7 days closing history and the sum of SGD 10,000,000. The difference between the fair value of the assets acquired and the value of the shares swapped ($4,099,837) as well as the negative change in the common stock share price ($2,894,580) for the year ended December 31, 2016 created a contingent liability in amount of $6,994,417 and $5,658,457 as of December 31, 2016 and 2015, respectively.  The negative change in common share price occurred because the stock price decreased as of December 31, 2016. The Company recorded a loss in change in fair value of $1,335,960 and $1,558,620 for the years ended December 31, 2016 and 2015, respectively.

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

The Company pays New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has paid New Asia Momentum Pte Ltd  $34,685 and -0- for the years ended December 31, 2016 and 2015, respectively

Pursuant to the Sale & Purchase Agreement, and the addendum executed on August 19, 2016, relating to the Company's acquisition of issued and outstanding shares of Magdallen Quant Pte Ltd in exchange for new restricted shares of common stock of the Company, if the average trading price of the Company's shares based on the 7 days closing price over the period immediately before the second anniversary date (August 25, 2017) of this Agreement and the 7th day falling on the first anniversary date of the agreement is below USD $1.00, the Company shall issue additional shares to Anthony Ng Zi Qin to make up the difference between the value of the Consideration Shares based on such 7 days closing history and the sum of SGD 10,000,000. The difference between the fair value of the assets acquired and the value of the shares swapped ($4,099,837) as well as the negative change in the common stock share price ($2,894,580) for the period ended December 31, 2016 created a contingent liability in amount of 6,994,417 and $5,658,457 for  the period ended December 31, 2016 and 2015, respectively.  The negative change in common share price occurred because the stock price decreased as of  December 31, 2016. The Company recorded a loss in change in fair value of $1,335,960 and $1,558,620 for the years ended December 31, 2016 and 2015, respectively

Note 7:  Acquisition of MagdallenQuantePte Ltd

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

For the years ended December 31, 2016 and 2015

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

 Note 8: Income Taxes

As of December 31, 2016, the Company had net operating loss carry forwards of approximately $11.5 million that may be available to reduce future years' taxable income through 12/31/2032. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for federal income tax consists of the following for the twelve months ended:

	December 31, 2016	December 31, 2015
Federal income tax benefit attributable to:
Current Operations	$62,626	$3,295,702
Less: valuation allowance	(62,626)	(3,295,702)
Net provision for Federal income taxes	$-	$-

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2016	December 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$3,917,473	$3,854,846
Less: valuation allowance	(3,917,473)	(3,854,846)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $11.5 million for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, the net operating loss carry forwards may be limited as to use in future years.

Note 9 – Subsequent Events

From January 1, 2017 through April 17, 2017, the Company received an additional USD46,522 in interest-free advances from its principal controlling shareholder, New Asia Holdings Ltd. As of December 31, 2016, the principal controlling shareholder, New Asia Holdings Ltd has not yet acted to convert any of the Advances (as described above) to common stock, the advances remain as an interest free loan to the Company at the present time.