Form 10-Q
period 2017-03-31
New Asia Holdings, Inc.
filed 2017-05-22
CIK 1485029

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended

March 31, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55410

NEW ASIA HOLDINGS, INC.

(Exact Name of Registrant as specified in its charter)

Nevada	450460095
(State or other jurisdiction of incorporation or organization	(IRS Employer File Number)

60 PayaLebar Road 12-08 PayaLebar Square Singapore	409051
(Address of principal executive offices)	(zip code)

+65-6820-8885

(Registrant's telephone number, including area code)

N/A

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 22, 2017, the Company had 68,948,767 shares of common stock issued and outstanding.

FORM 10-Q

NEW ASIA HOLDINGS, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," "NAHD," or "Company" refer to New Asia Holdings, Inc.

ITEM 1. FINANCIAL STATEMENTS:

NEW ASIA HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash	75,777	72,308
Accounts receivable – related party	-	1,333
Other receivable – related party	4,650	-
Prepaid Expense	7,682	12,084
Total Current Assets	88,109	85,725
Other Assets
Security deposit	1,115	1,115
Total Other Assets	1,115	1,115
TOTAL ASSETS	89,224	86,840

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	3,108	1,205
Accrued Expenses	12,708	1,464
Advance From Shareholder	512,550	465,954
Contingent Liability	6,326,437	6,994,417
Total Current Liabilities	6,854,803	7,463,040

Total Liabilities	6,854,803	7,463,040

Stockholders' Deficit
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, 68,948,767 shares issued and outstanding at March 31, 2017 and December 31, 2016	68,949	68,949
Additional Paid In Capital	5,412,555	5,412,555
Accumulated Deficit	(12,247,245)	(12,857,941)
Accumulated Other Comprehensive gain	162	237
Total Stockholders' Deficit	(6,765,579)	(7,376,200)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	89,224	86,840

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

 (Unaudited)

	For the three months ended	For the three months ended
	March 31, 2017	March 31, 2016
Revenues
Service income from related party	422	-
Total revenues	422	-
Operating expenses
Professional Fees	27,112	28,004
Communication	-	173
Outside Service	10,130	-
General & Administrative expenses	20,464	34,614

Total operating expense	$57,706	$62,791

Loss from operations	($57,284)	($62,791)
Other Income
Change in fair value - Contingency Liability	667,980	2,597,700

Income before income taxes	$610,696	$2,534,909

Provision for income taxes	-	-

Net Income	$610,696	$2,534,909

Foreign currency translation income (loss)	(75)	1,492

Total comprehensive income	$610,621	$2,536,401

Net Income per common share - basic and diluted	$0.01	$0.04

Weighted average common shares outstanding - basic and diluted	68,948,767	68,948,767

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities
Net Income	$610,696	$2,534,909
Adjustment to reconcile net income to net cash used in operating activities:
Change in fair value of contingent liability	(667,980)	(2,597,700)
Changes in operating assets and liabilities:
Accounts receivable – related party	1,333	-
Other receivable – related party	(4,650)	-
Prepaid expenses	4,402	10,103
Accounts payable	1,903	(2,909)
Accrued expenses	11,244	535
Net cash used in operating activities	(43,052)	(55,062)
Cash flows from financing activities
Advance from Shareholder	46,596	-

Net cash provided by financing activities	46,596	-
Effect of exchange rate on cash	(75)	1,492
Net increase (decrease) in cash	3,469	(53,570)

Cash at beginning of period	72,308	105,385
Cash at end of period	$75,777	$51,815

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$800

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2017

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

On August 19, 2016, the Company entered into an Addendum to the Magdallen Quant Pte Ltd (“MQL”) Share and Purchase Agreement with Mr. Anthony Ng Zi Qin to extend the August 25, 2016 anniversary date for the adjustment of issued shares for an additional period of twelve (12) months.

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim consolidated financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and Article 8 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included.  Operating results for the interim periods are not necessarily indicative of financial results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates

Fair Value of Financial Instruments

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company currently has a purchase price contingency.

At March 31, 2017, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Description	Fair Value as of March 31, 2017	Fair Value Measurements at March 31, 2017 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Contingent consideration for business combination	$6,326,437	6,326,437	-	-
Total	$6,326,437	6,326,437	-	-

At December 31, 2016, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Description	Fair Value As of December 31, 2016	Fair Value Measurements at December 31, 2016 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Contingent consideration for business combination	6,994,417	6,994,417	-	-
Total	$6,994,417	$6,994,417	-	-

Note 2: Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has substantial losses, has a working capital deficit of $440,257 (not including the contingent liability of $6,326,437, and is in need of additional capital to grow its operations so that it can become profitable. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

In view of these matters, the ability of the Company to continue as a going concern is dependent upon growth of revenues and the ability of the Company to raise additional capital. Management believes that the deployment of its proprietary trainable trading algorithms in 2016, coupled with several successful transactions that have been completed by its licensee, New Asia Momentum Ltd (NAML) to increase the Assets Under Management (“AUM”), as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, will result in increased revenues to NAHD. Therefore, its successful ability to raise capital and increases in revenues will provide the opportunity for the Company to continue as a going concern. The unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3: Related Party Transactions

There were advances in the aggregate amount of $46,596 from significant shareholders during the three-month period ended March 31, 2017.  The total advances due are $512,550 and $465,954 to the significant shareholders as of March 31, 2017 and December 31, 2016, respectively.  Pursuant to the Board resolutions described in Note 1 above, $316,533 of the advances constitute unsecured interest-free loans to the Company.  The advances accruing under the Board resolutions were supposed to have been repaid by the close of business on October 31, 2015. In 2015, however, in accordance with the Board resolutions, if the Company was unable to repay these advances by such date, New Asia Holdings Ltd, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above advances into common stock of the Company at a conversion price of $0.02 per share. As of March 31, 2017, the principal shareholder, New Asia Holdings Ltd, had not yet acted to exercise its option to convert the advances to shares of common stock, thus the advances presently remain as an interest-free loan to the Company. The additional $46,596 borrowed during the three-month period ended March 31, 2017 are non-interest bearing unsecured, and due on demand.

The Company paid $4,000 to Legal and Compliance LLC, its Legal Counsel, for services that Legal and Compliance provided on behalf of New Asia Energy, Inc (NAEI), a Company that, up until December 19th, 2016 had been managed by Dr. Lin Kok Peng as CEO and by Jose A Capote as Secretary.  Legal and Compliance was also legal counsel to NAEI up to December 19th, 2016. The Company advanced a consultancy payment in the amount of $650 to Ms. Tricia F. Jones, for administrative services rendered to NAEI, related to the turnover of NAEI records to the new management of NAEI. These amounts add to $4,650 and are shown as other receivable – related party in the balance sheet at March 31, 2017.

On September 7, 2015, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a beneficial shareholder of the Company through his 50% ownership of Earth Heat Ltd. The Company has paid Mr. Capote consulting fees for acting in the capacity as Secretary and Vice President of the Company in the amount of $4,500 and $4,500 for the three months ended March 31, 2017 and March 31, 2016, respectively.

The Company pays New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has paid New Asia Momentum Pte Ltd $11,344 and -0- for the three-month periods ended March 31, 2017 and 2016, respectively.

In November 2015, Magdallen Quant Pte Ltd (MQL) the Company's wholly-owned subsidiary, entered into a Software License Agreement with New Asia Momentum Limited (NAML), a Company owned and controlled by NAHD's Chairman and CEO, Dr. Lin Kok Peng. Pursuant to the terms of the Software License Agreement, NAML agreed to pay Magdallen in accordance with the following provisions:

(i)  License and Other Fixed Price Fees as set forth below:

o License fees shall be based on profits from the End Users’ accounts. The license fee shall be calculated as follows:

Where the asset under management from all End Users is less than US$ 10 million, fifteen percent (15%) only of the profits from the End Users' accounts;

If the asset under management from all End Users exceed US$10 million, MQL's fees shall be separately agreed on between MQL and Client, and if MQ and the Client are unable to agree on such apportionment, MQL shall still be entitled to fifteen percent (15%) only of the profits from the End Users' accounts

On every anniversary date of the Software License Agreement, parties will review the performance of the Licensed Software and may by mutual agreement between MQL and the Client vary the license fee

(ii) Time & Material (“T&M”) Fees: The charges for performance of any T&M tasks due to Work Orders will be billed monthly for charges incurred in the previous monthly period and are due and payable within thirty (30) days of the date of the invoice. Expenses may include, but are not limited to, reasonable charges for materials, office and travel expenses, graphics, documentation, research materials, computer laboratory and data processing, and out-of-pocket expenses reasonably required for performance. Expenses for travel and travel-related expenses and individual expenses in excess of US$500 require the prior approval of Client.

NAML paid MQL a total of $422, and $0 in related party revenue for the three and three-month period ended March 31, 2017 and 2016, respectively. MQL has an accounts receivable balance with NAML of $0 as of March 31, 2017 and $1,333 as of December 31, 2016.

Pursuant to the Sale & Purchase Agreement, and the addendum executed on August 19, 2016, relating to the Company's acquisition of issued and outstanding shares of Magdallen Quant Pte Ltd in exchange for new restricted shares of common stock of the Company, if the average trading price of the Company's shares based on the 7 days closing price over the period immediately before the second anniversary date (August 25, 2017) of the Sale and Purchase Agreement and the 7th day falling on the first anniversary date of the agreement is below USD $1.00, the Company shall issue additional shares to Anthony Ng Zi Qin to make up the difference between the value of the Consideration Shares based on such 7 days closing history and the sum of SGD 10,000,000. The difference between the fair value of the assets acquired and the value of the shares swapped ($4,099,837) as well as the positive change in the common stock share price $667,980 for the period ended March 31, 2017 created a contingent liability in amount of $6,326,437 and $6,994,417 for the period ended March 31, 2017 and December 31, 2016, respectively.  The positive change in common share price occurred because the stock price increased as of March 31, 2017 compared to December 31, 2016.

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

The Company pays New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has paid New Asia Momentum Pte Ltd $11,344 and -0- for the three-month periods ended March 31, 2017 and 2016, respectively.

Pursuant to the Sale & Purchase Agreement, and the addendum executed on August 19, 2016, relating to the Company's acquisition of issued and outstanding shares of Magdallen Quant Pte Ltd in exchange for new restricted shares of common stock of the Company, if the average trading price of the Company's shares based on the 7 days closing price over the period immediately before the second anniversary date (August 25, 2017) of this Agreement and the 7th day falling on the first anniversary date of the agreement is below USD $1.00, the Company shall issue additional shares to Anthony Ng Zi Qin to make up the difference between the value of the Consideration Shares based on such 7 days closing history and the sum of SGD 10,000,000. The difference between the fair value of the assets acquired and the value of the shares swapped ($4,099,837) as well as the positive change in the common stock share price $667,980 for the period ended March 31, 2017 created a contingent liability in amount of $6,326,437 and $6,994,417 for the period ended March 31, 2017 and December 31, 2016, respectively.  The positive change in common share price occurred because the stock price increased as of March 31, 2017 compared to December 31, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On August 28, 2015, the Company completed the acquisition of Magdallen Quant Pte Ltd. (“MQL”). The acquisition was accomplished through a share exchange with Mr. Anthony Ng Zi Qin of 7,422,000 new restricted shares ("Consideration Shares") of common stock of the Company, at a market value of $0.41 per share, with an aggregate fair value of $3,043,020 in exchange for the entire issued and outstanding capital of Magdallen Quant Pte Ltd., held by Mr. Anthony Ng Zi Qin, consisting of 8,000,100 shares of stock issued at par value of SGD$1.00 per share, or USD$0.714 on the acquisition date.

The Algorithms were placed into commercial operation in November, 2015 upon the execution of a Software Licensing Agreement for the deployment of MQL’s proprietary trainable, trading algorithms with New Asia Momentum Limited (NAML), a Company owned and controlled by NAHD’s Chairman and CEO, Dr Lin Kok Peng. Under the terms of the Software License Agreement, NAML agreed to pay MQL a License and Other Fixed and Time and Material Fees as described in the Company’s 2016 Filings. Throughout 2016 NAML grew its Assets Under Management (AUM) from zero to approximately $2.5 million and exhibited average monthly returns of approximately 10.5% for its clients. During this period, MQL has continued to make improvements to its original algorithm product-lines:

• Series X Pound/Dollar

• Series Y Pound/Dollar

• Series Z Multi-Asset Currency and Gold

Specifically, and to support NAML’s decision to expand into the Regulated Fund and Bank model, the Series Z (Multi-Asset Currency and Gold) have been improved and redeveloped into the following products:

• 7.42.31

• 7.43.315

• 7.43.325

In January, 2017, as reported in the Company’s 2016 10K, the Company’s licensee, NAML, entered into an agreement with Ferrell Asset Management Pte Ltd, (FAMPL), a wholly-owned subsidiary of Ferrell Financial Group, which started as an exempt fund manager in 2004, holds a Capital Markets Services License issued by the Monetary Authority of Singapore (MAS) for the provision of fund management services to individuals who are accredited investors (“Accredited Investors”) as defined in Section 4A(1)(a)(i) of the Securities and Futures Act (Chapter 289) of Singapore. The Ferrell Financial Group is an Asia-focused financial services group dedicated to serving the investment and wealth management needs of family offices and private individuals globally. As an independent, privately held group, Ferrell forms strategic partnerships with financial institutions and other relevant organizations to provide customized portfolio solutions for its clients. In January, 2017, FAMPL launched “Feuris Fund A” to exclusively utilize the Company’s algorithm products. The Company expects that the AUM for Feuris Fund A will be in the range of approximately USD 6 to 10 million. The Company expects to receive license fees based on the performance of the algorithms on the basis of a 20% Performance Fee. Feuris Fund A is projecting annual returns of approximately 16% for its clients.

The Company, has also established a partnership with a Singapore-based fund management firm (the “Singapore Fund”) that is regulated by the Monetary Authority of Singapore (MAS). The Singapore Fund has a team with unparalleled Asian expertise comprising of more than 80 years of combined investment management experience.  The partnership, which is currently on a six-month testing phase (and which will be completed in the 2nd Quarter, 2017) with a $1 million AUM fund will provide the Singapore Fund the ability to immediately enter the Fx trading market. The Company expects that under the terms of the partnership, the Company’s or its Master Licensee, NAML, and the Fund will share performance fees on the basis of a 50/50 split. The Company also intends to enter into a partnership with a Hong Kong-based regulated Fund Management Firm [in the second quarter of 2017/in 2017]. The Company expects that, once finalized, this partnership will commence a six-month testing phase. Ultimately, it is expected that aggregate AUM in the partnership will be approximately $5 million to $10 million.

Results of Operations

Three Months Ended March 31, 2017 and 2016

We had related party revenue of $422, and $0 for the three months ended March 31, 2017, and March 31, 2016 respectively. These revenues resulted from fees received from the Company's licensee, New Asia Momentum Limited, NAML, (a Company owned and controlled by NAHD Chairman and CEO). Since placing the Algorithms into operations, the Company's licensee, NAML has increased its Assets Under Management (AUM) from zero to approximately $2.5 million and clients to over 70 in the span of nine months. The Algorithms have achieved an average monthly return of 10.5%.

Operating expenses were $57,706 for the three-month period ended March 31, 2017, and consisted primarily of general and administrative expenses, outside service expenses and professional fees. This compares with operating expenses for the three-month period ended March 31, 2016 of $62,791 which consisted primarily of general and administrative expenses, and professional fees. As a result of the foregoing, we had a net loss from operations of $57,284 and a net income $610,696 for the three-month period ended March 31, 2017, which includes a contingent liability associated with the change in fair value of the acquired asset of $667,980 for the period ended March 31, 2017.  We had a net loss from operations of $62,791 and net income of $2,534,909 for the three-month period ended March 31, 2016, which includes a contingent liability associated with the change in fair value of the acquired asset of $2,597,700 for the period ended March 31, 2016.

We have commenced to generate revenues from the deployment of our proprietary trainable trading algorithms, however, notwithstanding these developments we expect to incur operating losses through the balance of this year because we will be incurring expenses and may not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We expect to cover such short fall in operating margins through advances from our principal shareholder and other fund-raising measures that the Company deems appropriate.

Liquidity and Capital Resources.

We had cash in the amount of $75,777 and $51,815 as of March 31, 2017 and March 31, 2016, respectively.  We had net cash used in operating activities for $43,052 for the three-month period ended March 31, 2017 and $55,062 of net cash used by operating activities for the three-month period ended March 31, 2016. We had no cash flows from investing activities for the three months ended March 31, 2017 and 2016. We had cash flow of $46,596 from financing activities (from advances from shareholders) during the three month period ended March 31, 2017 and $0 cash flows from financing activities during the three month period ended March 31, 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

While we have revenues through the 1stQuarter 2017, we expect that we will continue to rely on advances from our principal shareholder as well as from other sources of financing, including private placements of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

Our management conducted an evaluation as of March 31, 2017, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-Q. Based on this evaluation, our Chief Executive Officer concluded that, as of March 31, 2017 our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description	Filing

31.1	Certification of CEO pursuant to Sec. 302	Filed herewith.

31.2	Certification of CFO pursuant to Sec. 302	Filed herewith.

32.1	Certification of CEO pursuant to Sec. 906	Filed herewith.

32.2	Certification of CFO pursuant to Sec. 906	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ASIA HOLDINGS, INC.

Date : May 22, 2017	By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer, Chief Financial Officer and Chairman of the Board
(Principal Executive Officer and Principal Financial and Accounting Officer)