Form 10-Q
period 2017-06-30
New Asia Holdings, Inc.
filed 2017-08-18
CIK 1485029

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2017

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

As of August 16, 2017, the Company had 68,948,767 shares of common stock issued and outstanding.

FORM 10-Q

NEW ASIA HOLDINGS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEW ASIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	30-Jun-17	31-Dec-16
ASSETS
Current Assets
Cash	$ 69,535	$ 72,308
Accounts Receivable- related party	-	1,333
Other receivable- related party	4,650	-
Prepaid Expense	5,124	12,084
Total Current Assets	$ 79,309	$ 85,725
Other Assets
Security Deposit	1,115	1,115
Total Other Assets	1,115	1,115
TOTAL ASSETS	$ 80,424	$ 86,840
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 3,010	$ 1,205
Accrued Expenses	1,575	1,464
Advances from Shareholder	562,550	465,954
Contingent Liability	4,263,121	6,994,417
Total Current Liabilities	4,830,256	7,463,040
Total Liabilities	$ 4,830,256	$ 7,463,040
Stockholders' Deficit
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, 68,948,767 shares issued and outstanding at June 30, 2017 and December 31, 2016	68,949	68,949
Additional Paid In Capital	5,412,555	5,412,555
Accumulated Deficit	(10,231,536)	(12,857,941)
Accumulated Other Comprehensive Income	200	237
Total Stockholders' Deficit	(4,749,832)	(7,376,200)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 80,424	$ 86,840

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

 (Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Revenues

Sales income from related party	$ 1,426	$ 21,599	$ 1,848	$ 21,599
Total revenues	1,426	21,599	1,848	21,599
Operating expenses
Professional fees	18,901	25,974	46,013	53,978
Outside service	9,502	13,293	19,632	13,293
General & administrative expenses	20,630	24,946	41,094	59,733

Total operating expense	$ 49,033	$ 64,213	$ 106,739	$ 127,004

Loss from operations	($47,607)	($42,614)	(104,891)	($105,405)
Other Income (loss)

Change in fair value – contingency liability	2,063,316	(2,597,700)	2,731,296	-

Income (loss) before income taxes	$ 2,015,709	($2,640,314)	$ 2,626,405	($105,405)

Provision for income taxes	-	-	-	-

Net income (loss)	$ 2,015,709	($2,640,314)	$ 2,626,405	($105,405)

Foreign currency translation income (loss)	38	(179)	(37)	1,313
Total comprehensive income (loss)	$ 2,015,747	($2,640,493)	$ 2,626,368	($104,092)
Net income (loss) per common share-basic and diluted	$ 0.03	($0.04)	$ 0.04	$ 0.00

Weighted average common shares outstanding-basic and diluted	68,948,967	68,948,767	68,948,967	68,948,767

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$ 2,626,405	($105,405)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent liability	(2,731,296)	-
Changes in operating assets and liabilities:
Accounts receivable- related party	1,333	-
Other receivable- related party	(4,650)	(423)
Prepaid expenses	6,960	8,803
Deposit	-	(558)
Accounts payable	1,805	5,578
Accrued expenses	111	1,574
Net cash used in operating activities	(99,332)	(90,431)
Cash flows from financing activities
Advances from shareholder	96,596	69,421
Net cash provided by financing activities	96,596	69,421
Effect of exchange rate on cash	(37)	1,313
Net decrease in cash	(2,773)	(19,697)

Cash at beginning of period	72,308	105,385
Cash at end of period	$ 69,535	$ 85,688

Supplemental disclosure of cash flow information:
Taxes paid	$ 800	$ 800

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Note 1: Organization and Summary of Significant Accounting Policies

ORGANIZATION

New Asia Holdings, Inc. (formerly known as DM Products, Inc, previously known as Midwest E.S.W.T. Corp, and previously known as Effective Sport Nutrition Corporation) (“we”, “our”, the "Company" or "NAHD") was incorporated on March 1, 2001. Prior to December 2014, we were in the business of locating inventive products and introducing these products (such as the Banjo Minnow Fishing Lure System) through a Direct Response Model, a form of marketing that allows potential consumers direct access to the seller without the necessity of traditional retail. In December 2014, the Company underwent a change in control as a result of approximately 90% of the then issued and outstanding shares of common stock of the Company being acquired by New Asia Holdings, Ltd. (wholly owned by Lin Kok Peng, Ph.D.) (“NAHL”) and other accredited investors and management adopting a new business plan based on developing highly advanced, proprietary, neural trading models for the financial community.

We offer trading software solutions to clients on the basis of a "Software as a Service (SaaS)" licensing and delivery models with licensed users availing themselves of service-based contractual arrangements. In addition, we expect to utilize our in-house proprietary neural trading models to trade our own funds in the future in order to provide added value to our shareholders.

The Company's focus is to capitalize the large volume of the 24 hours Forex markets to achieve capital appreciation over a medium- to long- term basis, combined with the usage of a good wealth vehicle in order to control risk, profit from both bull or bear markets, maximize liquidity and economic resilience.

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

On August 19, 2016, the Company entered into an Addendum to the MQL Share and Purchase Agreement with Mr. Anthony Ng Zi Qin to extend the August 25, 2016 anniversary date for the adjustment of issued shares for an additional period of 12 months.

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

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company currently has a purchase price contingency that is discussed in Note 4.

At June 30, 2017, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Description	Fair Value as of June 30, 2017	Fair Value Measurements at June 30, 2017 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Contingent consideration for business combination	$4,263,121	4,263,121	-	-
Total	$4,263,121	4,263,121	-	-

The $4,263,121 contingent liability was created by the contingent stock agreement whereby guaranteeing value of the assets acquired $7,142,857 less the current value of the stock as of June 30, 2017 which is $2,879,736

At December 31, 2016, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Description	Fair Value As of December 31, 2016	Fair Value Measurements at December 31, 2016 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Contingent consideration for business combination	6,994,417	6,994,417	-	-
Total	$6,994,417	$6,994,417	-	-

The earnings per share (EPS) is reported as basic and diluted per ASC 260. The securities pursuant to the contingent stock agreement that could dilute the earnings per share were excluded from the diluted EPS because the company has a loss from operations. To do so, the issuance would have been antidilutive for the periods presented.

Note 2: Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has substantial losses, has a working capital deficit of $487,826 (not including the contingent liability of $4,263,121, and is in need of additional capital to grow its operations so that it can become profitable. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

In view of these matters, the ability of the Company to continue as a going concern is dependent upon growth of revenues and the ability of the Company to raise additional capital. Management believes that the deployment of its proprietary trainable trading algorithms in 2016, coupled with several successful transactions that have been completed by its licensee, NAML, to increase the assets under management (“AUM”) will result in increased revenues to NAHD. Therefore, its successful ability to raise capital and increases in revenues will provide the opportunity for the Company to continue as a going concern. The unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3: Related Party Transactions

There were advances in the aggregate amount of $96,596 from NAHL, a significant shareholder, during the six-month period ended June 30, 2017.  The total advances due are $562,550 and $465,954 to NAHL as of June 30, 2017 and December 31, 2016, respectively. Of these amounts, $316,533 of the advances constitute unsecured interest-free loans to the Company that were due to be repaid by October 31, 2015. In accordance with the terms of the advances, if the Company was unable to repay these advances by such date, NAHL, in its sole discretion, had the option to extend the repayment deadline or convert all or a portion of the advances into common stock of the Company at a conversion price of $0.02 per share. As of June 30, 2017, NAHL had not yet exercised its option to convert the advances to shares of common stock, and therefore, the advances remained as an interest-free loan to the Company as of June 30, 2017.

The Company paid $4,000 to Legal & Compliance, LLC, its legal counsel, for services that Legal & Compliance, LLC provided to New Asia Energy, Inc. (“NAEI”), a company that, up until December 19, 2016 had been managed by Dr. Lin Kok Peng as CEO and by Jose A Capote as Secretary.  Legal & Compliance, LLC was also legal counsel to NAEI until December 19, 2016. The Company advanced a consultancy payment in the amount of $650 to Ms. Tricia F. Jones, for administrative services rendered to NAEI, related to the turnover of NAEI records to the new management of NAEI. These amounts add to $4,650 and are shown as other receivable – related party in the balance sheet at June 30, 2017.

On September 7, 2015, Mr. Jose A. Capote was appointed to serve as the Company's Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a beneficial shareholder of the Company through his 50% ownership of Earth Heat Ltd. The Company has paid Mr. Capote consulting fees for acting in the capacity as Secretary and Vice President of the Company in the amount of $9,000 and $9,000 for the six months ended June 30, 2017 and June 30, 2016, respectively.

The Company pays New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company, fees for the rental of office space and for administrative services in its Singapore headquarters. The Company has paid New Asia Momentum Pte Ltd $22,800 and $11,730 for the six month periods ended June 30, 2017 and 2016, respectively.

In November 2015, MQL, the Company's wholly-owned subsidiary, entered into a Software License Agreement with NAML, a company owned and controlled by NAHD's Chairman and CEO, Dr. Lin Kok Peng. Pursuant to the terms of the Software License Agreement, NAML agreed to pay MQL in accordance with the following provisions:

(i)License and other fixed price fees as set forth below:

•License fees shall be based on profits from the end users’ accounts. The license fee shall be calculated as follows:

oWhere the AUM from all end users is less than $10 million, 15% only of the profits from the end users' accounts;

oIf the AUM from all end users exceed $10 million, MQL's fees shall be separately agreed on between MQL and NAML, and if MQL and NAML are unable to agree on such apportionment, MQL shall still be entitled to 15% only of the profits from the end users' accounts;

oOn every anniversary date of the Software License Agreement, the parties will review the performance of the licensed software and may, by mutual agreement between MQL and NAML, vary the license fee.

(ii)Time & Material (“T&M”) Fees: The charges for performance of any T&M tasks due to work orders will be billed monthly for charges incurred in the previous monthly period and are due and payable within 30 days of the date of the invoice. Expenses may include, but are not limited to, reasonable charges for materials, office and travel expenses, graphics, documentation, research materials, computer laboratory and data processing, and out-of-pocket expenses reasonably required for performance. Expenses for travel and travel-related expenses and individual expenses in excess of $500 require NAML’s prior approval.

NAML paid MQL a total of $3,181 and $21,599 in related party revenue for the six-month periods ended June 30, 2017 and 2016, respectively. MQL has an accounts receivable balance with NAML of $0 as of June 30, 2017 and $1,333 as of December 31, 2016.

Pursuant to the Sale & Purchase Agreement, and the addendum executed on August 19, 2016, relating to the Company's acquisition of issued and outstanding shares of MQL in exchange for new restricted shares of common stock of the Company, if the average trading price of the Company's shares based on the 7 days closing price over the period immediately before the second anniversary date (August 25, 2017) of the Sale and Purchase Agreement and the seventh day falling on the first anniversary date of the agreement is below $1.00, the Company shall issue additional shares to Anthony Ng Zi Qin to make up the difference between the value of the consideration shares based on such 7 days closing history and the sum of SGD 10,000,000. The difference between the fair value of the assets acquired and the value of the shares swapped ($4,099,837), as well as the positive change in the common stock share price ($2,063,316 for the period ended June 30, 2017) created a contingent liability in amount of $4,263,121 and $6,994,417 as of June 30, 2017 and December 31, 2016, respectively.  The positive change in common share price occurred because the stock price increased as of June 30, 2017 compared to December 31, 2016.

Note 4: Commitments and Contingencies

The Company entered into an Office Service Agreement on May 4, 2016, with Real Office Centers (“ROC”). Under the terms of the agreement, ROC granted the Company a license to use the facilities and services of ROC at 15615 Alton Parkway Suite 450, Irvine, CA 92618. The basic term of this agreement is for 12 months commencing July 1, 2016 and ended June 30, 2017 with monthly fixed fees of $1,115. The lease term was extended through June 30, 2017 with monthly fixed fees of $960.

In addition, the Company pays New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company, fees for the rental of office space and for administrative services in its Singapore headquarters. The Company has paid New Asia Momentum Pte Ltd $22,800 and 11,730 for the six-month periods ended June 30, 2017 and 2016, respectively.

Pursuant to the Sale & Purchase Agreement, and the addendum executed on August 19, 2016, relating to the Company's acquisition of issued and outstanding shares of MQL in exchange for new restricted shares of common stock of the Company, if the average trading price of the Company's shares based on the 7 days closing price over the period immediately before the second anniversary date (August 25, 2017) of the Sale and Purchase Agreement and the seventh day falling on the first anniversary date of the agreement is below $1.00, the Company shall issue additional shares to Anthony Ng Zi Qin to make up the difference between the value of the consideration shares based on such 7 days closing history and the sum of SGD 10,000,000. The difference between the fair value of the assets acquired and the value of the shares swapped ($4,099,837), as well as the positive change in the common stock share price ($2,731,296 for the six month period ended June 30, 2017) created a contingent liability in amount of $4,263,121 and $6,994,417 as of June 30, 2017 and December 31, 2016, respectively.  The positive change in common share price occurred because the stock price increased as of June 30, 2017 compared to December 31, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Executive Overview

New Asia Holdings, Inc. (formerly known as DM Products, Inc., previously known as Midwest E.S.W.T. Corp., and previously known as Effective Sport Nutrition Corporation) (the "Company" or "NAHD") was incorporated on March 1, 2001. Prior to December 2014, we were in the business of locating inventive products and introducing these products (such as the Banjo Minnow Fishing Lure System) through a Direct Response Model, a form of marketing that allows potential consumers direct access to the seller without the necessity of traditional retail. In December 2014, the Company underwent a change in control as a result of approximately 90% of the then issued and outstanding shares of common stock of the Company being acquired by New Asia Holdings, Ltd. (wholly owned by Lin Kok Peng, Ph.D.) (“NAHL”) and other accredited investors and management adopting a new business plan based on developing highly advanced, proprietary, neural trading models for the financial community.

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

The Company's focus is to license its algorithm to licensees, regulated funds, banks and to ultimately trade its own funds to capitalize on the large volume of the 24 hours Forex markets to achieve capital appreciation over a medium- to long- term basis, combined with the usage of a good wealth vehicle in order to control risk, profit from both bull or bear markets, maximize liquidity and economic resilience.

The NAHD systems have been designed to constantly adapt themselves and to take intelligent positions as the market moves/changes. The models are subjected to rigorous testing akin to the volatile trading environment of major financial events/crisis that happened in recent history. These models are also programmed to have the ability to learn and adapt new manners of trading, effectively translating the human behavioral of trading into a predictive science. The NAHD cutting edge quantitative strategies and proprietary algorithmic trading system are developed to generate superior risk adjustable returns for its licensees and their clients.

On August 25, 2015, the Company completed the acquisition of Magdallen Quant Pte Ltd. (“MQL”). The acquisition was accomplished through a share exchange with Mr. Anthony Ng Zi Qin of 7,422,000 new restricted shares ("Consideration Shares") of common stock of the Company, with a value of $0.41 per share, and an aggregate fair value of $3,043,020, in exchange for the entire issued and outstanding capital of MQL held by Mr. Anthony Ng Zi Qin, consisting of 8,000,100 shares of stock issued at par value of SGD 1.00 per share, or $0.714 on the acquisition date.

The algorithms were placed into commercial operation in November 2015 upon the execution of a Software Licensing Agreement for the deployment of MQL’s proprietary trainable, trading algorithms with New Asia Momentum Limited (“NAML”), a company owned and controlled by NAHD’s Chairman and CEO, Dr. Lin Kok Peng. Under the terms of the Software License Agreement, NAML agreed to pay MQL a license fee and certain other fixed and time and materials fees. Throughout 2016, NAML grew its assets under management (“AUM”) from zero to approximately $2.5 million, and had average monthly returns of approximately 10.5% for the twelve months ended December 31, 2016 for its clients. During this period, MQL has continued to make improvements to its original algorithm product-lines:

•   Series X Pound/Dollar

•   Series Y Pound/Dollar

•   Series Z Multi-Asset Currency and Gold

During the Second Quarter of 2016, the Company’s licensee decided to expand into the Regulated Fund and Bank model. In conjunction with this new focus, NAML decided to ask its clients to redeem the AUM and as of June 30th 2017, trading on the aforementioned AUM was terminated. Specifically, and to support NAML’s decision to expand into the Regulated Fund and Bank model, the Series Z (Multi-Asset Currency and Gold) have been improved and redeveloped into the following products:

•   7.42.31

•   7.43.315

•   7.43.325

In January 2017, the Company’s licensee, NAML, entered into an agreement with Ferrell Asset Management Pte Ltd, (“FAMPL”), a wholly-owned subsidiary of Ferrell Financial Group, which started as an exempt fund manager in 2004, and holds a Capital Markets Services License issued by the Monetary Authority of Singapore (the “MAS”) for the provision of fund management services to individuals who are accredited investors (“Accredited Investors”) as defined in Section 4A(1)(a)(i) of the Securities and Futures Act (Chapter 289) of Singapore. The Ferrell Financial Group is an Asia-focused financial services group dedicated to serving the investment and wealth management needs of family offices and private individuals globally. As an independent, privately held group, Ferrell forms strategic partnerships with financial institutions and other relevant organizations to provide customized portfolio solutions for its clients. In January 2017, FAMPL launched “Fueris Fund” to exclusively utilize the Company’s algorithm products. The Company expects that the AUM for Fueris Fund will be in the range of approximately $6 million to $10 million. The Company expects to receive license fees from the Fueris Fund based on the performance of the algorithms, on the basis of a 20% performance fee, by the quarter ending December 31, 2017. Fueris Fund is projecting annual returns of approximately 16% for its clients.

The Company has also established a partnership with a Singapore-based fund management firm (the “Singapore Fund”) that is regulated by the MAS. The Singapore Fund has a team with unparalleled Asian expertise comprising more than 80 years of combined investment management experience.  The partnership completed a six -month testing phase during the second quarter of 2017. With $1 million AUM, the Singapore Fund will have the ability to immediately enter the Forex trading market. The Company expects that under the terms of the partnership, the Company’s or its Master Licensee’s, NAML, and the Fund will share performance fees on the basis of a 50/50 split. The Company has also entered into a partnership with a Hong Kong-based regulated Fund Management Firm, which has commenced a six-month testing phase. Ultimately, it is expected that aggregate AUM in the partnership will be approximately $5 million to $10 million.

Results of Operations

Six Months Ended June 30, 2017 and 2016

We had related party revenue of $1,848 and $21,599 for the six months ended June 30, 2017 and June 30, 2016, respectively. These revenues resulted from fees received from the Company's licensee, NAML, a company owned and controlled by NAHD Chairman and CEO). As discussed above, the Company has begun to focus on expansion into the Regulated Fund and Bank model. The Company expects to receive license fees from the Fueris Fund based on the performance of the algorithms, on the basis of a 20% performance fee, by the quarter ending December 31, 2017.

Operating expenses were $106,739 for the six-month period ended June 30, 2017, and consisted primarily of general and administrative expenses, outside service expenses and professional fees. This compares with operating expenses for the six-month period ended June 30, 2016 of $ 127,004, which consisted primarily of general and administrative expenses, and professional fees. As a result of the foregoing, we had a net loss from operations of $104,891 and a net income $2,626,405 for the six-month period ended June 30, 2017, which includes a change in the contingent liability associated with the change in fair value of the acquired asset of $2,731,296 for the period ended June 30, 2017.  We had a net loss from operations of $105,405 and net loss of $105,405 for the six-month period ended June 30, 2016, which includes a change in the contingent liability associated with the change in fair value of the acquired asset of $0 for the six months ended June 30, 2016.

We have commenced to generate revenues from the deployment of our proprietary trainable trading algorithms, however, notwithstanding these developments we expect to incur operating losses through the balance of this year because we will be incurring expenses and may not generate sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We expect to cover such short fall in operating margins through advances from our principal shareholder and other fundraising measures that the Company deems appropriate.

Three Months Ended June 30, 2017 and 2016

We had related party revenue of $1,426 and $21,599 for the three months ended June 30, 2017 and June 30, 2016, respectively. These revenues resulted from fees received from the Company's licensee, NAML, a company owned and controlled by NAHD Chairman and CEO). As discussed above, the Company has begun to focus on expansion into the Regulated Fund and Bank model. The Company expects to receive license fees from the Fueris Fund based on the performance of the algorithms, on the basis of a 20% performance fee, by the quarter ending December 31, 2017.

Operating expenses were $49,033 for the three-month period ended June 30, 2017, and consisted primarily of general and administrative expenses, outside service expenses and professional fees. This compares with operating expenses for the three-month period ended June 30, 2016 of $64,213, which consisted primarily of general and administrative expenses, and professional fees. As a result of the foregoing, we had a net loss from operations of $47,607 and a net income $2,015,709 for the three-month period ended June 30, 2017, which includes a change in the contingent liability associated with the change in fair value of the acquired asset of $2,063,316 for the period ended June 30, 2017.  We had a net loss from operations of $42,614 and net loss of $2,640,314 for the three-month period ended June 30, 2016, which includes a change in the contingent liability associated with the change in fair value of the acquired asset of ($2,597,700) for the three months ended June 30, 2016.

We have commenced to generate revenues from the deployment of our proprietary trainable trading algorithms, however, notwithstanding these developments we expect to incur operating losses through the balance of this year because we will be incurring expenses and may not generate sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We expect to cover such short fall in operating margins through advances from our principal shareholder and other fundraising measures that the Company deems appropriate.

Liquidity and Capital Resources

We had cash in the amount of $69,535 and $85,688 as of June 30, 2017 and June 30, 2016, respectively.  We had net cash used in operating activities for $99,332 for the six-month period ended June 30, 2017 and $90,431 of net cash used by operating activities for the six month period ended June 30, 2016. We had no cash flows from investing activities for the three months ended June 30, 2017 and 2016. We had cash flow of $96,596 from financing activities (from advances from shareholder) during the six month period ended June 30, 2017 and $69,421 cash flows from financing activities during the six month period ended June 30, 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

While we had revenues during the quarter ended June 30, 2017, we expect that we will continue to rely on advances from our principal shareholder, as well as from other sources of financing, including private placements of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management conducted an evaluation as of June 30, 2017, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017 our disclosure controls and procedures were not effective due to the size and nature of the existing business operations. Given the size of our current operations and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor a formal audit committee.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder of more than 5% of our outstanding common stock, is an adverse party or has a material interest averse to our interest.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2017.

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

NEW ASIA HOLDINGS, INC.

Date : August 18, 2017	By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)