Form 10-Q
period 2017-09-30
New Asia Holdings, Inc.
filed 2017-11-20
CIK 1485029

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55410

NEW ASIA HOLDINGS, INC.

(Exact Name of Registrant as specified in its charter)

Nevada	450460095
(State or other jurisdiction of incorporation or organization	(IRS Employer Identification Number)

60 Paya Lebar Road 12-08 PayaLebar Square Singapore	409051
(Address of principal executive offices)	(Zip code)

+65-6820-8885

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "small reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 20, 2017, the Company had 68,948,767 shares of common stock issued and outstanding.

FORM 10-Q

NEW ASIA HOLDINGS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEW ASIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash	29,650	72,308
Accounts Receivable - Related Party	-	1,333
Prepaid Expense	6,929	12,084
Total Current Assets	36,579	85,725
Other Assets
Deposit	1,115	1,115
Total Other Assets	1,115	1,115
TOTAL ASSETS	37,694	86,840

LIABILITIES
Current Liabilities
Accounts Payable	-	1,205
Accrued Expenses	3,977	1,464
Advances from Shareholder	562,550	465,954
Contingent Liability	6,029,557	6,994,417
Total Current Liabilities	6,596,084	7,463,040
Total Liabilities	6,596,084	7,463,040
Stockholders' Deficit
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, 68,948,767 shares issued and outstanding at September 30, 2017 and December 31, 2016	68,949	68,949
Additional Paid in Capital	5,412,555	5,412,555
Accumulated Deficit	(12,040,417)	(12,857,941)
Accumulated Other Comprehensive Income	523	237
Total Stockholders' Deficit	(6,558,390)	(7,376,200)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	37,694	86,840

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

 (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Sales Income from Related Party	-	5,638	1,848	27,237
Total Revenues	-	5,638	1,848	27,237
Operating Expenses
Professional Fees	8,400	8,340	56,934	62,318
Outside Service	10,921	7,087	28,032	20,380
General & Administrative Expenses	18,474	29,882	59,568	89,615

Total Operating Expenses	$ 37,795	$ 45,309	$ 144,534	$ 172,313

Loss from Operations	($37,795)	($39,671)	(142,686)	($145,076)
Other (Loss) Income
Bad Debt - Related Party	(4,650)	-	(4,650)	-
Change in Fair Value - Contingency Liability	(1,766,436)	(148,440)	964,860	(148,440)

(Loss) Income before Income Taxes	($1,808,881)	($188,111)	817,524	(293,516)

Provision for Income Taxes	-	-	-	-

Net (Loss) Income	($1,808,881)	($188,111)	$ 817,524	($293,516)

Foreign Currency Translation Income (Loss)	323	(146)	286	1,167
Total Comprehensive (Loss) Income	($1,808,558)	($188,257)	817,810	(292,349)
Net (Loss) Income per Common Share-Basic and Diluted	($0.03)	($0.00)	$ 0.01	($0.00)

Weighted Average Common Shares Outstanding-Basic and Diluted	68,948,767	68,948,767	68,948,767	68,948,767

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net Income (Loss)	$ 817,524	$ (293,516)
Adjustment to Reconcile Net Income (Loss) to Net Cash Used by Operating Activities:
Bad Debt – Related Party	4,650	-
Change in Fair Value of Contingent Liability	(964,860)	148,440
Changes in Operating Assets and Liabilities:
Accounts Receivable - Related Party	1,333	-
Receivable – Other	-	(5,140)
Prepaid Expenses	5,155	14,463
Deposit	-	(558)
Accounts Payable	(5,855)	(2,951)
Accrued Expenses	2,513	5,095
Net Cash Used in Operating Activities	(139,540)	(134,167)
Cash Flows from Financing Activities
Advances from Shareholder	96,596	99,421
Net Cash Provided by Financing Activities	96,596	99,421
Effect of Exchange Rate on Cash	286	1,167
Net Decrease in Cash	(42,658)	(33,579)

Cash at Beginning of Period	72,308	105,385
Cash at End of Period	$ 29,650	$ 71,806

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Taxes	$ 800	$ 800
Cash Paid for Interest	$ -	$ -

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

On August 19, 2016, the Company and Anthony Ng Zi Qin entered into an Addendum (the “First MQL Addendum”) to the Share and Purchase Agreement (the “MQL Agreement”) to extend the August 25, 2016 anniversary date for the adjustment of issued shares for an additional period of 12 months. On November 10, 2017, the Company and Anthony Ng Zi Qin signed an Addendum (the “Second MQL Addendum”) to the MQL Agreement, as amended, pursuant to which the Company agreed to issue an aggregate of 3,339,900 shares of common stock, in satisfaction of the shortfall in the value of the shares issued. See Notes 4 and 5.

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

The Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 820, "Fair Value Measurements and Disclosures," requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, "Financial Instruments," defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company currently has a purchase price contingency that is discussed in Note 4.

At September 30, 2017, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Description	Fair Value as of September 30, 2017	Fair Value Measurements at September 30, 2017 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Contingent consideration for business combination	$6,029,557	6,029,557	-	-
Total	$6,029,557	6,029,557	-	-

The $6,029,557 contingent liability represents the difference between the agreed upon value of the shares issued in connection with the acquisition of Magdallen Quant Pte Ltd (“MQL”), which was $7,142,857, and the current value of the issued shares as of September 30, 2017, which was $1,113,300. On November 10, 2017, the Company and Anthony Ng Zi Qin entered into the Second MQL Addendum, pursuant to which the Company agreed to issue an aggregate of 3,339,900 shares of common stock, in full satisfaction of the shortfall.

At December 31, 2016, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Description	Fair Value As of December 31, 2016	Fair Value Measurements at December 31, 2016 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Contingent consideration for business combination	6,994,417	6,994,417	-	-
Total	$6,994,417	$6,994,417	-	-

The earnings per share (“EPS”) is reported as basic and diluted per ASC 260. The securities to be issued pursuant to the MQL Agreement, as amended, that could dilute the EPS were excluded from the diluted EPS because the Company has a loss from operations and inclusion of such securities would have been antidilutive for the periods presented.

Note 2: Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has substantial losses, has a working capital deficit of $529,948 (not including the contingent liability of

$6,029,557), and is in need of additional capital to grow its operations so that it can become profitable. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

In view of these matters, the ability of the Company to continue as a going concern is dependent upon growth of revenues and the ability of the Company to raise additional capital. Management believes that the deployment of its proprietary trainable trading algorithms in 2016, improvements and modifications to the algorithms, and the change in focus in 2016 to the regulated fund and bank and model, which has resulted in several successfully completed transactions by New Asia Momentum Limited (“NAML”), the Company’s licensee, to increase the assets under management (“AUM”) will result in increased revenues. NAML is a company owned and controlled by Dr. Lin Kok Peng, the Company’s Chairman and CEO. The unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3: Related Party Transactions

There were advances in the aggregate amount of $96,596 from New Asia Holdings Limited (“NAHL”), a significant shareholder, during the nine-month period ended September 30, 2017.  The total advances due to NAHL are $562,550 and $465,954 as of September 30, 2017 and December 31, 2016, respectively. Of these amounts, $316,533 of the advances constitute unsecured interest-free loans to the Company that were due to be repaid by October 31, 2015. In accordance with the terms of the advances, if the Company was unable to repay these advances by such date, NAHL, in its sole discretion, had the option to extend the repayment deadline or convert all or a portion of the advances into common stock of the Company at a conversion price of $0.02 per share. As of September 30, 2017, NAHL had not yet exercised its option to convert the advances to shares of common stock, and therefore, the advances remained as an interest-free loan to the Company as of September 30, 2017.

The Company paid $4,000 to Legal & Compliance, LLC, its legal counsel, for services that Legal & Compliance, LLC provided to New Asia Energy, Inc. (“NAEI”), a company that, up until December 19, 2016 had been managed by Dr. Lin Kok Peng as CEO and by Mr. Capote as Secretary..  Legal & Compliance, LLC was also legal counsel to NAEI until December 19, 2016. The Company advanced a consultancy payment in the amount of $650 to Ms. Tricia F. Jones, for administrative services rendered to NAEI, related to the turnover of NAEI records to the new management of NAEI. The Company decided to write off the entire amount, totaling $4,650., and is shown as bad debt – related party in the income statement at September 30, 2017.

On September 7, 2015, Mr. Jose A. Capote was appointed to serve as the Company's Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a beneficial shareholder of the Company through his 50% ownership of Earth Heat Ltd. The Company has paid Mr. Capote consulting fees for acting in the capacity as Secretary and Vice President of the Company in the amount of $13,500 and $13,500 for the nine-months ended September 30, 2017 and September 30, 2016, respectively.

The Company pays New Asia Momentum Pte Ltd (“NAMPL”), a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company, fees for the rental of office space and for administrative services in its Singapore headquarters. The Company has paid NAMPL $34,523 and $11,734 for the nine-month periods ended September 30, 2017 and 2016, respectively.

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

NAML paid MQL a total of $3,181 and $27,237 in related party revenue for the nine-month periods ended September 30, 2017 and 2016, respectively. MQL has an accounts receivable balance with NAML of $0 as of September 30, 2017 and $1,333 as of December 31, 2016.

Pursuant to the MQL Agreement, and the First MQL Addendum, relating to the Company's acquisition of issued and outstanding shares of MQL in exchange for restricted shares of common stock of the Company, if the average trading price of the Company's shares based on the 7 days closing price over the period immediately before the second anniversary date (August 25, 2017) of the MQL Agreement and the seventh day falling on the first anniversary date of the MQL Agreement is below $1.00, the Company shall issue additional shares to Anthony Ng Zi Qin to make up the difference between the value of the consideration shares based on such 7 days closing history and the sum of SGD 10,000,000. The difference between the fair value of the securities acquired and the value of the shares issued ($4,099,837), as well as the positive change in the common stock share price ($964,860) for the period ended September 30, 2017 created a contingent liability in the amount of $6,029,557 and $6,994,417 as of September 30, 2017 and December 31, 2016, respectively.  The positive change in common share price occurred because the stock price increased as of September 30, 2017 compared to December 31, 2016. On November 10, 2017, the Company and Anthony Ng Zi Qin entered into the Second MQL Addendum, pursuant to which the parties agreed that the Company would issue an aggregate of 3,339,900 shares in satisfaction of the shortfall in the value of the shares issued pursuant to the MQL Agreement, as amended. Such shares will be issued no later than the end of the fourth quarter of 2017. As of September 30, 2017, and the date of this filing, no shares have been issued. As the Second MQL Addendum was entered into subsequent to September 30, 2017 and no shares have been issued, the Second MQL Addendum is considered prospective and contingent liability is reflected on the balance sheet per the original terms of the MQL Agreement, as amended.

Note 4: Commitments and Contingencies

The Company entered into an Office Service Agreement on September 12, 2017, with Premier Business Centers “PBC”). Under the terms of the agreement, PBC granted the Company a license to use the facilities and services of PBC at 15615 Alton Parkway Suite 450, Irvine, CA 92618. The basic term of this agreement is month to month commencing August 1, 2017 with monthly fixed fees of $950.

In addition, the Company pays NAMPL, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company, fees for the rental of office space and for administrative services in its Singapore headquarters. The Company has paid NAMPL $34,523 and $11,734 for the nine-month periods ended September 30, 2017 and 2016, respectively.

Pursuant to the MQL Agreement, and the First MQL Addendum, if the average trading price of the Company's shares based on the 7 days closing price over the period immediately before the second anniversary date (August 25, 2017) of the MQL Agreement and the seventh day falling on the first anniversary date of the MQL Agreement is below $1.00, the Company shall issue additional shares to Anthony Ng Zi Qin to make up the difference between the value of the consideration shares based on such 7 days closing history and the sum of SGD 10,000,000. The difference between the fair value of the securities acquired and the value of the shares issued ($4,099,837), as well as the positive change in the common stock share price ($964,860) for the period ended September 30, 2017 created a contingent liability in amount of $6,029,557 and $6,994,417 as of September 30, 2017 and December 31, 2016, respectively.  The positive change in common share price occurred because the stock price increased as of September 30, 2017 compared to December 31, 2016. On November 10, 2017, the Company and Anthony Ng Zi Qin entered into the Second MQL Addendum, pursuant to which the parties agreed that the Company would issue an aggregate of 3,339,900 shares in satisfaction of the shortfall in the value of the shares issued pursuant to the MQL Agreement, as amended. Such shares will be issued no later than the end of the fourth quarter of 2017. As of September 30, 2017, and the date of this filing, no shares have been issued. As the Second MQL Addendum was entered into subsequent to September 30, 2017 and no shares have been issued, the Second MQL Addendum is considered prospective and contingent liability is reflected on the balance sheet per the original terms of the MQL Agreement, as amended.

Note 5: Subsequent Event

On November 10, 2017, the Company and Anthony Ng Zi Qin entered into the Second MQL Addendum, pursuant to which the parties agreed that the Company would issue an aggregate of 3,339,900 shares in satisfaction of the shortfall in the value of the shares issued pursuant to the MQL Agreement, as amended. Such shares will be issued no later than the end of the fourth quarter of 2017. As of September 30, 2017, and the date of this filing, no shares have been issued. As the Second MQL Addendum was entered into subsequent to September 30, 2017 and no shares have been issued, the Second MQL Addendum is considered prospective and contingent liability is reflected on the balance sheet per the original terms of the MQL Agreement, as amended. The Parties agreed to amend the MQL Agreement to provide for the issuance of new shares on the basis of the following clauses:

If the average trading price of the Purchaser's shares based on the 7 days closing price over the period immediately before the second anniversary date of the S&P Agreement and the 7th day falling on the second anniversary date of this Agreement is below USD 1.00, the Purchaser shall issue a total of 3,339,900 additional shares to the Vendor (“Additional Shares”).

These Additional Shares shall be issued no later than the end of the quarter immediately following the second anniversary date of this Agreement, shall be subject to the same adherence with applicable securities laws and restrictions as the shares originally issued as

Consideration Shares, and that any time required for adherence to applicable securities laws and restrictions shall apply from the date of issue of these Additional Shares

As of September 30, 2017, and the date of the filing, no shares have been issued. As the addendum was agreed to subsequent to September 30, 2017 and no shares have been issued, the addendum is considered prospective and contingent liability is reflected on the balance sheet per the original terms of the agreement.

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

Executive Overview

New Asia Holdings, Inc. (the "Company" or "NAHD") was incorporated on March 1, 2001. Since December 2014, we have been in the business of developing highly advanced, proprietary, neural trading models for the financial community.

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

On August 25, 2015, the Company completed the acquisition of Magdallen Quant Pte Ltd. (“MQL”). The acquisition was accomplished through a share exchange with Mr. Anthony Ng Zi Qin of 7,422,000 new restricted shares ("Consideration Shares") of common stock of the Company, with a value of $0.41 per share, and an aggregate fair value of $3,043,020, in exchange for the entire issued and outstanding capital of MQL held by Mr. Anthony Ng Zi Qin, consisting of 8,000,100 shares of stock issued at par value of SGD 1.00 per share, or $0.714 on the acquisition date. On August 19, 2016, the Company and Anthony Ng Zi Qin entered into an Addendum (the “First MQL Addendum”) to the Share and Purchase Agreement (the “MQL Agreement”) to extend the August 25, 2016 anniversary date for the adjustment of issued shares for an additional period of 12 months. On November 10, 2017, the Company and Anthony Ng Zi Qin signed an Addendum (the “Second MQL Addendum”) to the MQL Agreement, as amended, pursuant to which the Company agreed to issue an aggregate of 3,339,900 shares of common stock, in satisfaction of the shortfall in the value of the shares issued. These shares are to be issued by the end of the fourth quarter of 2017, and have not been issued as of the filing date of this Quarterly Report on Form 10-Q. The contingent liability in the consolidated balance sheets and income statements at September 30, 2017, therefore reflects the terms of the MQL Agreement, as amended by the First MQL Addendum.

The algorithms were placed into commercial operation in November 2015 upon the execution of a Software Licensing Agreement for the deployment of MQL’s proprietary trainable, trading algorithms with New Asia Momentum Limited (“NAML”), a company owned and controlled by NAHD’s Chairman and CEO, Dr. Lin Kok Peng. Under the terms of the Software License Agreement, NAML agreed to pay MQL a license fee and certain other fixed and time and materials fees. Throughout 2016, NAML grew its assets under management (“AUM”) from zero to approximately $2.5 million, and had average monthly returns of approximately 10.5% for the twelve months ended December 31, 2016 for its clients. During this period, MQL has continued to make improvements to its original algorithm product-lines:

•   Series X Pound/Dollar

•   Series Y Pound/Dollar

•   Series Z Multi-Asset Currency and Gold

During the second quarter of 2016, NAML, the Company’s licensee, decided to expand into the regulated fund and bank model. In conjunction with this new focus, NAML decided to ask its clients to redeem the AUM and as of September 30, 2017, trading on the aforementioned AUM was terminated. Specifically, and to support NAML’s decision to expand into the regulated fund and bank model, the Series Z (Multi-Asset Currency and Gold) have been improved and redeveloped into the following products:

•   7.42.31

•   7.43.315

•   7.43.325

In January 2017, the Company’s licensee, NAML, entered into an agreement with Ferrell Asset Management Pte Ltd, (“FAMPL”), a wholly-owned subsidiary of Ferrell Financial Group, which started as an exempt fund manager in 2004, and holds a Capital Markets Services License issued by the Monetary Authority of Singapore (the “MAS”) for the provision of fund management services to individuals who are accredited investors (“Accredited Investors”) as defined in Section 4A(1)(a)(i) of the Securities and Futures Act (Chapter 289) of Singapore. The Ferrell Financial Group is an Asia-focused financial services group dedicated to serving the investment and wealth management needs of family offices and private individuals globally. As an independent, privately held group, Ferrell forms strategic partnerships with financial institutions and other relevant organizations to provide customized portfolio solutions for its clients. In January 2017, FAMPL launched “Fueris Fund” to exclusively utilize the Company’s algorithm products. Currently, the AUM for Fueris Fund is at $6.67 million and, subject to the FOREX market conditions is projecting annual returns of approximately 16% for its clients. The Company expects to receive license fees from the Fueris Fund based on the performance of the algorithms, on the basis of a 20% performance fee, by the quarter ending December 31, 2017.

The Company had also established a partnership with a Singapore-based fund management firm (the “Singapore Fund”) that is regulated by the MAS.  The partnership completed a six-month testing phase during the second quarter of 2017. Subsequent to the completion of the aforementioned testing phase, the Singapore Fund, in its sole discretion, decided to not to move forward with the partnership. The Company continues to actively market its proprietary algorithm products to other regulated funds and banks. The Company has also entered into a partnership with a Hong Kong-based regulated fund management firm, which has commenced a six-month testing phase. If the partnership proceeds, it is expected that aggregate AUM in the partnership will be approximately $5 million to $10 million. The fund has not yet determined whether it will proceed with the partnership.

Results of Operations

Nine Months Ended September 30, 2017 and September 30, 2016

We had related party revenue of $1,848 and $27,237 for the nine months ended September 30, 2017 and September 30, 2016, respectively. These revenues resulted from fees received from the Company's licensee, NAML, a company owned and controlled by NAHD’s Chairman and CEO. As discussed above, the Company has begun to focus on expansion into the regulated fund and bank model. The Company expects to receive license fees from the Fueris Fund based on the performance of the algorithms, on the basis of a 20% performance fee, by the quarter ending December 31, 2017.

Operating expenses were $144,534 for the nine-month period ended September 30, 2017, and consisted primarily of general and administrative expenses, outside service expenses and professional fees. This compares with operating expenses for the nine-month period ended September 30, 2016 of $172,313, which consisted primarily of general and administrative expenses, and professional fees. The operating expenses at September 30, 2017 were lower than the corresponding operating expenses at September 30, 2017 because general and administrative expenses were lower. As a result of the foregoing, we had a loss from operations of $142,686 and net income of $817,524 for the nine-month period ended September 30, 2017, which includes a change in the contingent liability associated with the change in fair value of the securities acquired of $964,860 for the period ended September 30, 2017.  We had a net loss from operations of $145,076 and net loss of $239,516 for the nine-month period ended September 30, 2016, which includes a change in the contingent liability associated with the change in fair value of the securities acquired of ($148,440) for the nine months ended September 30, 2016.

We have commenced to generate revenues from the deployment of our proprietary trainable trading algorithms, however, notwithstanding these developments we expect to incur operating losses for the foreseeable future because we will be incurring expenses and may not generate sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We expect to cover such shortfall in operating margins through advances from our principal shareholder and other fundraising measures that the Company deems appropriate.

Three Months Ended September 30, 2017 and September 2016

We had related party revenue of $0 and $5,638 for the three months ended September 30, 2017 and September 30, 2016, respectively. These revenues resulted from fees received from the Company's licensee, NAML, a company owned and controlled by NAHD Chairman and CEO). As discussed above, the Company has begun to focus on expansion into the regulated fund and bank model. The Company expects to receive license fees from the Fueris Fund based on the performance of the algorithms, on the basis of a 20% performance fee, by the quarter ending December 31, 2017.

Operating expenses were $37,795 for the three-month period ended September 30, 2017, and consisted primarily of general and administrative expenses, outside service expenses and professional fees. This compares with operating expenses for the three-month period ended September 30, 2016 of $45,309, which consisted primarily of general and administrative expenses, and professional fees. The operating expenses at September 30, 2017 were lower than the corresponding operating expenses at September 30, 2017 because general and administrative expenses were lower. As a result of the foregoing, we had a net loss from operations of $37,795 and a net loss of $1,808,881 for the three-month period ended September 30, 2017, which includes a change in the contingent liability associated with the change in fair value of the acquired asset of ($1,766,436) for the period ended September 30, 2017.  We had a net loss from operations of $39,671 and net loss of $188,111 for the three-month period ended September 30, 2016, which includes a change in the contingent liability associated with the change in fair value of the securities acquired of ($148,440) for the three months ended September 30, 2016.

We have commenced to generate revenues from the deployment of our proprietary trainable trading algorithms, however, notwithstanding these developments we expect to incur operating losses through the balance of this year because we will be incurring expenses and may not generate sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We expect to cover such shortfall in operating margins through advances from our principal shareholder and other fundraising measures that the Company deems appropriate.

Liquidity and Capital Resources

We had cash in the amount of $29,650 and $72,308 as of September 30, 2017 and December 31, 2016, respectively.  We had net cash used in operating activities for $139,540 for the nine-month period ended September 30, 2017 and $134,167 of net cash used by operating activities for the nine-month period ended September 30, 2016. We had no cash flows from investing activities for the three months ended September 30, 2017 and 2016. We had cash flow of $96,596 from financing activities (from advances from shareholder) during the Nine month period ended September 30, 2017 and $99,421 cash flows from financing activities during the nine-month period ended September 30, 2016.

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

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Recently Issued Accounting Pronouncements

The Company has reviewed all new accounting pronouncements that are in effect and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management conducted an evaluation as of September 30, 2017, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017 our disclosure controls and procedures were not effective due to the size and nature of the existing business operations. Given the size of our current operations and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our quarterly report on Form 10-Q for the quarter ended June 30, 2017.

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

NEW ASIA HOLDINGS, INC.

Date : November 20, 2017	By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)