Form 10-K
period 2017-12-31
New Asia Holdings, Inc.
filed 2018-04-17
CIK 1485029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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
N/A
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company," ," and “emerging growth company”  in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-afﬁliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recently completed second ﬁscal quarter.  As of June 30, 2017, the aggregate market value was $5,816,525.

The number of shares outstanding of each of the issuer's classes of common stock, as of April 6th, 2018, is as follows:

Classes of Common Stock	Shares Outstanding
Common Stock, $0.001 par value	72,288,667

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

Given these uncertainties, readers of this annual report Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Our proprietary trading models will be developed by a team of professional engineers in communications, electronic circuitry design and financial engineering. This diverse team are the key factor of our successful development of non-traditional and innovative trading models. Our systems are designed to take intelligent positions as the market moves/changes and, upon development, our systems will bring a proven, rigorously tested, track-record. We anticipate that our proprietary algorithmic trading systems will generate superior, risk adjustable, returns for our clients.

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

The Company's focus has been to license its algorithm to licensees, regulated funds, banks and to ultimately trade its own funds to capitalize on the large volume of the 24 hours Forex markets to achieve capital appreciation over a medium- to long- term basis, combined with the usage of a good wealth vehicle in order to control risk, profit from both bull or bear markets, maximize liquidity and economic resilience.

The algorithms were placed into commercial operation in November 2015 upon the execution of a Software Licensing Agreement for the deployment of the proprietary trainable, trading algorithms of Magdallen Quant Pte Ltd. (“MQL”) with New Asia Momentum Limited (“NAML”), a company owned and controlled by NAHD’s Chairman and CEO, Dr. Lin Kok Peng. Under the terms of the Software License Agreement, NAML agreed to pay MQL a license fee and certain other fixed and time and materials fees. Throughout 2016, NAML grew its retail assets under management (“AUM”) from zero to approximately $2.5 million. During this period, MQL continued to make improvements to its original algorithm product-lines:

•Series X Pound/Dollar

•Series Y Pound/Dollar

•Series Z Multi-Asset Currency and Gold

During the second quarter of 2016, NAML, the Company’s licensee, decided to expand into the regulated fund and bank model. In conjunction with this new focus, NAML decided to ask its clients to redeem the AUM and as of September 30, 2017, trading on the AUM was terminated. Specifically, and to support NAML’s decision to expand into the regulated fund and bank model, the Series Z (Multi-Asset Currency and Gold) have been redeveloped into the following products:

•7.42.31

•7.43.315

•7.43.325

In January, 2017, the Company’s licensee, NAML, entered into an agreement with Ferrell Asset Management Pte Ltd, (FAMPL), a wholly-owned subsidiary of Ferrell Financial Group, which started as an exempt fund manager in 2004, holds a Capital Markets Services License issued by the Monetary Authority of Singapore (MAS) for the provision of fund management services to individuals who are accredited investors (“Accredited Investors”) as defined in Section 4A(1)(a)(i) of the Securities and Futures Act (Chapter 289) of Singapore. The Ferrell Financial Group is an Asia-focused financial services group dedicated to serving the investment and wealth management needs of family offices and private individuals globally. As an independent, privately held group, Ferrell forms strategic partnerships with financial institutions and other relevant organizations to provide customized portfolio solutions for its clients. In January 2017, FAMPL launched “Fueris Fund” to exclusively utilize the Company’s algorithm products. Currently, the AUM for Fueris Fund is at $6.67 million.

The Company also established a partnership with a Singapore-based fund management firm (the “Singapore Fund”) that is regulated by the MAS.  The partnership completed a six-month testing phase during the second quarter of 2017. After the completion of the aforementioned testing phase, the Singapore Fund, in its sole discretion, decided to not to move forward with the partnership. The Company continues to actively market its proprietary algorithm products to other regulated funds and banks. The Company has also entered into a tentative partnership with a Hong Kong-based regulated fund management firm, which also undertook a six-month testing phase during 2017. If the partnership proceeds, it is expected that aggregate AUM in the partnership will be approximately $5 million to $10 million. As of December 31, 2017, the fund has not yet determined whether it will proceed with the partnership.

On August 25, 2015, the Company completed the acquisition of Magdallen Quant Pte Ltd. (“MQL”). The acquisition was accomplished through a share exchange with Mr. Anthony Ng Zi Qin of 7,422,000 new restricted shares ("Consideration Shares") of common stock of the Company, with a value of $0.41 per share, and an aggregate fair value of $3,043,020, in exchange for the entire issued and outstanding capital of MQL held by Mr. Anthony Ng Zi Qin, consisting of 8,000,100 shares of stock issued at par value of SGD 1.00 per share, or $0.714 on the acquisition date. On August 19, 2016, the Company and Anthony Ng Zi Qin entered into an Addendum (the “First MQL Addendum”) to the Share and Purchase Agreement (the “MQL Agreement”) to extend the August 25, 2016 anniversary date for the adjustment of issued shares for an additional period of 12 months. On November 10, 2017, the Company and Anthony Ng Zi Qin signed an Addendum (the “Second MQL Addendum”) to the MQL Agreement, as amended, pursuant to which the Company agreed to issue an aggregate of 3,339,900 shares of common stock at a fair value of $615,111, in satisfaction of the shortfall in the value of the shares issued. These shares were issued on December 11, 2017 in full satisfaction of the aforementioned contingent liability.As a result of this transaction, Anthony Ng Zi Qin became a 14.26% shareholder. Thereby he is deemed a related party with significant influence. Also, this transaction created a cancellation of contingency of $5,158,387 that was recorded as a capital transaction for the year ended December 31, 2017. On December 11, 2017, there was positive change in the common share price occurred because of the stock price increase as of December 11, 2017. The company recorded a gain in change of fair value $1,220,919.

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

•Rates of Return

•Efficiency

•Safety

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

Types of Algorithmic Trading

•Systematic trading

oSystematic Trading refers to any trading strategy that is a "rule based" systematic/repetitive approach to execution trading behaviors. This is often achieved through utilization of an expert system that replicates previously captured actions of real traders.

•High-frequency trading (HFT)

oHFT is a more specific  area,  where  the  execution  of  computerized  trading  strategies  is characterized  by  extremely  short  position-holding  periods  in  excess  of  a  few  seconds  or milliseconds.

•Ultra high-frequency trading

oSometimes  also  known  as  low-latency  trading  refers  to  HFT  execution  of  trades  in  sub-millisecond times through co-location of servers and stripped down strategies, direct market access, or individual data feeds offered by Exchanges and others to minimize network and other types of latencies.

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

Volume Weighted Average Price (“VWAP”):

Volume weighted average price strategy breaks up a large order and releases dynamically determined smaller chunks of the order to the market using stock specific historical volume profiles. The aim is to execute the order close to the VWAP, thereby benefiting on average price.

Time Weighted Average Price (“TWAP”):

TWAP strategy breaks up a large order and releases dynamically determined smaller chunks of the order to the market using evenly divided time slots between a start and end time. The aim is to execute the order close to the average price between the start and end times, thereby minimizing market impact.

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

NAHD uses a multitude of modern tools and technology to making trading simpler, adaptive and intelligent:

Some of the tools we apply include:

•Principle Component Analysis (PCA)
•Neural Networks
•Removing Linear Trends from Data
•Detecting Anomaly Activities
•Market Behavioral Pattern Neural Analysis
•Co-relational Modeling
•Multi-Time Frame Signal Analysis

PCA is a tool in exploratory data analysis to discover the important variables (or a combination of them) that explain the cause of variance in the data and thus enhances the efficiency when there is a large volume of data to be analyzed.

Factor analysis is a statistical method used to describe variability among observed, correlated variables in terms of a potentially lower number of unobserved variables called factors. Factor analysis searches for such joint variations in response to unobserved latent variables. The observed variables are modeled as linear combinations of the potential factors, plus " error " terms. The information gained about the interdependencies between observed variables can be used later to reduce the set of variables in a dataset and thus helps us to reduce complex multi-dimensional modeling data into 2-dimensional outcome for easier analysis.

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

The NAHD systems were designed to constantly adapt themselves and to take intelligent positions as the market moves/changes. The models are subjected to rigorous testing akin to the volatile trading environment of major financial events/crisis that happened in recent history. These models are also programmed to have the ability to learn and adapt new manners of trading; effectively translating the human behavioral of trading into a predictive science. The NAHD cutting edge quantitative strategies and proprietary algorithmic trading system are developed to generate superior risk adjustable returns for the Holders.

NAHD's foreign exchange trading algorithms consist of the following:

MQ X1 (Pound / Dollar)

MQ Y1 (Pound / Dollar)

MQ Z1 (Multi-Asset Currency and Gold) and it’s DTST updates:

o7.42.31

o7.43.315

o7.43.325

The three primary competitive advantages associated with the above trading algorithms are rates of return, efficiency and safety.

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

The Company's business model reflects the following major activities:

1.The Company has entered into a world-wide Exclusive License with New Asia Momentum Ltd (NAML). NAML, in turn, offers these proprietary, trainable, algorithm trading software solutions to broker-dealers, banks, funds and other clients on the basis of a "Software as a Service" (SaaS) licensing and delivery model, with sub-licensed users availing themselves of service-based contractual arrangements. The exclusive licensing agreement calls for NAML to pay MQL royalty fees equal to 20% of the trading profits achieved by the SaaS contract agreements that NAML executes with its clients. NAHD's market strategy revolves around it's licensee(s) sub-licensing its algorithms to asset managers that each have between $1 million and $100 million in assets under management. The targeted geographic market is Asia, with an initial emphasis on Singapore, Hong Kong, Indonesia, and Australia.

2.The Company and/or its licensee, NAML, has entered into one partnership in 2017 and intends to enter into partnership agreements with regulated funds wherein these funds will utilize the Company’s algorithm products. The Company expects to receive license fees based on the performance of the algorithms on the basis of negotiated Performance Fees

3.The Company may utilize its proprietary trainable trading algorithms to trade in its own funds through a wholly-owned subsidiary that would be established at an appropriate time

The Company's strategy is based on the key features summarized below:

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

Risk minimization since our algorithms are the only ones that can be "tuned" to minimize risks

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

According to a Gartner Group estimate (publicly available Source: The Software Industry Financial Report 4Q2016), SaaS revenue accounted for more than USD 20 billion in 2015 and final data for 2016 shows that software as a service (SaaS) revenue was far greater in 2016 than expected, reaching $48.2 billion. The Gartner Group estimated that SaaS revenue was expected to grow 21% in 2017 to reach $58.6 billion

Table 1. Worldwide SaaS Revenue Forecast (Billions of U.S. Dollars)

	2016	2017	2018	2019	2020
SaaS	48.2	58.6	71.2	84.8	99.7

The acceleration in SaaS adoption can be explained by providers delivering nearly all application functional extensions and add-ons as a service. This appeals to users because SaaS solutions are engineered to be more purpose-built and are delivering better business outcomes than traditional software.

The SEG Software Index Public Market Multiples (Source: The Software Industry

Financial Report 4Q2016, publicly available)

Public SaaS companies have historically enjoyed trading multiples at least twice that of their on-premise peers. According to the above publicly available SEG report, a premium market valuation multiple can be largely justified by comparing the relative lifetime value of a SaaS customer vs. an on-premise licensee. A SaaS company with a mission critical hosted app and strong customer retention will garner significantly greater cash over time from its average customer than will its on-premise counterpart. In the meantime, according to the SEG Software Industry report, investors are placing their bets on the next wave of SaaS category leaders that are positioned to displace incumbent on-premise providers across multiple product categories.

Company (NAHD) and Business Structure

NAHD
Lin Kok Peng (also NAHD CEO)
100%
100%
100%
INVESTING OWN FUNDS (To be determined)
MAGDALLEN QUANT PTE LTD
NEW ASIA MOMENTUM LTD (Master Licensee)
Shared Perf Fee
REGULATED FUNDS (Partnership Agmts)
REGULATED FUNDS
Perf Fee
FUND CLIENTS
FUND CLIENTS

The Company has partnered with Ferrell Asset Management Pte Ltd, (FAMPL), a wholly-owned subsidiary of Ferrell Financial Group, which started as an exempt fund manager in 2004, holds a Capital Markets Services License issued by the Monetary Authority of Singapore (MAS) for the provision of fund management services to individuals who are accredited investors (“Accredited Investors”) as such terms are defined in Section 4A(1)(a)(i) of the Securities and Futures Act (Chapter 289) of Singapore. The Ferrell Financial Group is an Asia-focused financial services group dedicated to serving the investment and wealth management needs of family offices and private individuals globally. As an independent, privately held group, Ferrell forms strategic partnerships with financial institutions and other relevant organizations to provide customized portfolio solutions for its clients.

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

Prior to April 2013, we were in the business of locating inventive products and introducing these products through a Direct Response Model, a form of marketing that allows potential consumers direct access to the seller without the necessity of traditional retail. Our primary focus was on infomercials (long-form television commercials, typically five minutes or longer). The Company operated the Direct Response Model through its wholly owned subsidiary Direct Success, Inc. until its dissolution on April 23, 2013. Within the five year period prior to April 2013, we had only marketed one product, a fishing lure product known as the Banjo Minnow Fishing Lure System ("Banjo Minnow"). Direct Success, Inc. owned 75% interest in a joint venture, known as Direct Success LLC #3, which held the exclusive rights to manufacture, use, distribute, sell, advertise, promote and otherwise exploit the Banjo Minnow until June 30, 2012. The exclusive rights to the Banjo Minnow were obtained through a Manufacturing, Marketing and Distribution Agreement entered into between Direct Success LLC #3 and Banjo Buddies, the inventor and owner of the intellectual property rights of the Banjo Minnow, in October 2003. This Agreement, together with modifications made pursuant to an Arbitration settlement, required Direct Success, LLC#3 to pay Banjo Buddies a royalty in the amount 5% for the sale of all products through December 31, 2011, with DM Products maintaining an option to extend, and extended the licensing period for an additional six (6) months.

The Company dissolved both Direct Success, Inc. and Direct Success LLC #3 respectively on April 23, 2013 and April 5, 2013, since it no longer received income from the Banjo Minnow and was no longer participating in infomercial projects.

From April 2013 until December 2014, the Company had been considering changing its business model.

On May 29, 2013, a majority of shareholders and our board of directors approved an amendment to our Articles of Incorporation for the purpose of approving a reverse split of one to one hundred eighty-eight in which each shareholder was issued one common share in exchange for every one hundred eighty eight common shares of their currently issued common stock.

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

Since we went through a change of control on December 24, 2014, we have been focusing on the development and licensing of advanced, proprietary, neural trading models for the financial community.

On January 21, 2015, Lin Kok Peng resigned from the position of Secretary of the Company while Scott C. Kline was appointed as the Secretary, replacing Lin Kok Peng, and as General Counsel of the Company. On January 23, 2015, we changed the Company’s name from DM Products, Inc. to New Asia Holdings, Inc.

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

Pursuant to the MQL Agreement, and the First MQL Addendum, if the average trading price of the Company's shares based on the 7 days closing price over the period immediately before the second anniversary date (August 25, 2017) of the MQL Agreement and the seventh day falling on the second anniversary date of the MQL Agreement was below $1.00, the Company shall issue additional shares to Anthony Ng Zi Qin to make up the difference between the value of the consideration shares based on such 7 days closing history and the sum of SGD 10,000,000. The difference between the fair value of the securities acquired and the value of the shares issued ($4,099,837) as well as the positive change in the common stock share price created a contingent liability in amount $6,994,417 for the period ended December 31, 2016. On November 10, 2017, the Company and Anthony Ng Zi Qin entered into the Second MQL Addendum, pursuant to which the parties agreed that the Company would issue an aggregate of 3,339,900 shares in complete satisfaction of the shortfall in the value of the shares issued pursuant to the MQL Agreement, as amended.  On December 11, 2017, the common stocks restricted shares were issued at a fair value of $615,111. As a result of this transaction, Anthony Ng Zi Qin became a 14.26% shareholder. Thereby he is deemed a related party with significant influence. Also, this transaction created a cancellation of contingency of $5,158,387 that was recorded as a capital transaction for the year ended December 31, 2017. On December 11, 2017, there was positive change in the common share price occurred because of the stock price increase as of December 11, 2017. The company recorded a gain in change of fair value $1,220,919.

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

Certain factors may have a material adverse effect on our business, financial condition and results of operations. Investors should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K and other reports we file with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, including our historical and financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or uncertainties actually occurs, our business, financial condition, results of operations, liquidity, cash flows and prospects could be materially and adversely affected. As a result, the price of our common stock could decline significantly, and an investor could lose all or part of its investment in our common stock. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risk Related to Our Business and Our Industry

General Risks

The use of the Company's software ("Software") will be subjected to different degrees of economic, political, foreign exchange, interest rates, liquidity, repatriation, volatility default and regulatory risks, depending on each relevant model. NAHD's proprietary trainable trading algorithm software signals generated are based on factual inputs and information from the market and are not deemed as financial advices. Past results are not necessarily indicative of future results. Notwithstanding the use of our Proprietary Trainable Trading Algorithms ("Series of Algorithms"), the value of investments may fall as well as rise and a holder may not recoup its capital. There can be no assurance that the performance of a Series of Algorithms will be profitable. On establishment, a Series of Algorithms will normally have no operating history upon which stockholders may base an evaluation of performance.

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

Errors in Models and Data are often extremely difficult to detect, and, in the case of proprietary models and third-party models, the difficulty of detecting System Events may be exacerbated by the lack of design documents or specifications.  Regardless of how difficult their detection appears in retrospect; some System Events will go undetected for long periods of time and some may never be detected.  The degradation or impact caused by these System Events can compound over time.  Finally, NAHD will detect certain System Events that it chooses, in its sole discretion, not to address or fix, and the third-party software will lead to System Events known to the Manager that it chooses, in its sole discretion, not to address or fix.

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

Systems Security

Despite the implementation of operating controls for detecting unauthorized intrusion, security breach and security attack, NAHD will be unable to prevent all forms of unauthorized access to the systems it operates and the systems it uses which are provided by third-party service providers. NAHD will not be held liable for any trading or personal data leakage and any consequences and will not reimburse the Software for any loss caused by the unauthorized intrusion to its systems which is out of the Manager's control.

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

High Probability Profit Targets

The NAHD Team ensures that each Series of Algorithms has a winning percentage of above 50%. It means that there would be at least 50% worth of profit trades in total.

High Probability Set Up

The Manager ensures that each Series of Algorithms has a set up percentage of above 70%. It means that there would be at least 70% probability of each Series of Algorithms achieving its objective.

Tight Money Management

Half of trading is about strategy; the other half is about money management. In order to manage the risk and profits, the Manager needs to ensure that a maximum of 2% of the capital is used per trade.

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

We will need additional capital to bring our operations to a sustainable level over the next twelve months. In 2017, we raised approximately $166,596 from advances from our principal shareholder in connection with and after the change of control in February 2015.  We believe that, in addition to the capital raised thus far, we will require up to an additional $350,000 to satisfy our operating cash needs for the next 12 months. However, if we are unable to generate the projected amount of revenue and profits from our operations within the next 12 months, we will need to seek additional financing.

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

We have incurred significant losses in prior periods. Our accumulated deficit at December 31, 2017 was $11,822,279. We incurred net income in 2017 of $1,035,662 and a net loss of $1,520,156 in 2016. If we are not able to attain profitability in the near future and long-term future, the trading price of our stock could decline and our financial condition could deteriorate as we could, among other things, deplete our cash, incur additional indebtedness and issue additional equity that could cause significant dilution, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

We have unsecured loans that are overdue, and we will likely need to raise capital to repay the loan or will need to convert the loan to our common stock at the discretion of our principal shareholder.

During 2015, we received interest free loans from New Asia Holdings Ltd, our principal shareholder, in the aggregate principal amount of $316,533 to pay for operating expenses and investments of the Company that were due to be repaid on October 31, 2015.However, if the Company was unable to repay these loans by such date, New Asia Holdings Ltd, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above Advances into Common Stock at a conversion price of $0.02 per share. As of December 31, 2016, New Asia Holdings Ltd had not yet acted to exercise its option to convert the loans to shares of common stock, thus the loans presently remain as an interest-free loan to the Company. Furthermore, during 2016, we received additional interest free loans from New Asia Holdings Ltd in the aggregate principal amount of $149,421. In addition, during 2017, we received an additional USD 166,596 interest free loans from New Asia Holdings Ltd. If we are unable to repay these loans or convert the loan, this would likely have a material adverse effect on our operations, our ability to raise capital and the price of our stock.

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

Our independent auditors’ report for the fiscal years ended December 31, 2017 and 2016 is qualified as to our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2017 and 2016, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The presence of the going concern explanatory paragraph may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

There has been significant disruption and volatility in the global financial markets over the last several years, and many countries, including the United States, have experienced an economic slowdown during this time. Increased risk aversion brought about by the financial crisis of 2008 and the resulting global recession, ongoing concerns over sovereign debt levels and the U.S. "flash crash" in May 2010 resulted in the curtailing of trading activity. The global market and economic climate may remain stagnant or continue to deteriorate because of the aforementioned factors as well as other factors beyond our control, including rising interest rates, inflation, a lack of credit, and credit issues with sovereign and large institutional obligors, changes in laws or regulations, terrorism or political unrest or uncertainty. In the event of deteriorating or stagnant market conditions, there could be a reduction in the types of financial instruments traded or a reduction in trading volumes of financial instruments globally. These factors could cause revenues from our customers to decrease, which could adversely affect our business and operating results, potentially materially. Our profitability may also be adversely affected by our fixed costs and the possibility that we may be unable to reduce other costs within a time frame sufficient to match any decreases in revenue relating to deteriorating conditions. Accordingly, deteriorating or stagnant market conditions could materially and adversely affect us and cause our stock price to decline significantly.

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

The Company entered into an Office Service Agreement on September 12, 2017, with Premier Business Centers (“PBC”). Under the terms of the agreement, PBC granted the Company a license to use the facilities and services of PBC at 15615 Alton Parkway Suite 450, Irvine, CA 92618. The basic term of this agreement is month to month commencing August 1, 2017 with monthly fixed fees of $950.

In addition, the Company pays New Asia Momentum Pte Ltd (NAMP), a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company, fees for the rental of office space and for administrative services in its Singapore headquarters. The Company pays approximately $3,836 per month on a month to month basis.

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

The following table sets forth the high and low closing bid prices for the periods indicated for the Company's common stock.

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2017
1st Quarter	$0.435	$0.0024
2nd Quarter	0.388	0.10
3rd Quarter	0.4	0.15
4th Quarter	0.225	0.15

Year Ended December 31, 2016
1st Quarter	$0.55	$0.11
2nd Quarter	0.202	0.202
3rd Quarter	0.18	0.2728
4th Quarter	0.18	0.02

 (1)   Bids represent inter−dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions. Accordingly, these quotations may or may not necessarily represent actual transactions.

On April 13th, 2018, the closing price for our common stock on the OTC Markets was $0.135 per share with respect to an insignificant volume of shares.  The volume of shares traded on the OTC Markets was insignificant and therefore, does not represent a reliable indication of the fair market value of these shares.

Approximate Number of Holders of Our Common Stock

As of April 13th, 2018, there were approximately 300 holders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Common Stock

The Company's Articles of Incorporation authorize the issuance of 400,000,000 shares of common stock, par value of $0.001 per share ("Common Stock"). Each record holder of Common Stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. The Company's Articles of Incorporation do not permit for cumulative voting for the election of directors. As of December 31, 2017 and the date of this filing, we had 72,288,667 shares of our Common Stock issued and outstanding.

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

Recent Issuances of Unregistered Securities

On December 11th, 2017, the company issued 3,339,900 new restricted shares of common stock of the Company at a fair value of $615,111 to Mr. Anthony Ng Zi Qin in conjunction with an addendum to the Sale and Purchase Agreement for the acquisition of MQL that was executed on November 10th, 2017. The issuance of the new restricted shares of common stock eliminated the contingent liability associated with the original acquisition transaction. As a result of this transaction, Anthony Ng Qin became a 14.26% shareholder. Thereby he is deemed a related party with significant influence. Also, this transaction created a cancellation of contingency of $5,158,387 that was recorded as a capital transaction for the year ended December 31, 2017. On December 11, 2017, there was positive change in the common share price occurred because of the stock price increase as of December 11, 2017. The company recorded a gain in change of fair value $1,220,919.

Recent Acquisition of Securities

None

Restricted Securities

As of April 16, 2017, we currently have approximately 70,939,610 shares of issued and outstanding common stock that qualify as "restricted securities" as defined by Rule 144 of the Securities Exchange Act of 1933, as amended.

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

Forward-Looking Statements

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

(2) Executive Overview.

After the change in control in December 2014, we have been focusing on developing highly advanced, proprietary, neural trading models for the financial community. We believe that our state-of-the-art, trainable, algorithms in our models will emulate aspects of the human brain, providing our algorithms with a self-training ability to formalize unclassified information and thus develop an enhanced ability to make forecasts based on the historical information and other data available at their disposal. Our neural networks do not make forecasts. Instead, they analyze price data and uncover opportunities. Using our proprietary neural network, trade decisions are made based on thoroughly analyzed data (which is not generally possible when using traditional technical analysis methods).

On August 28, 2015, the Company completed the acquisition of Magdallen Quant Pte Ltd, which is focused on the research, development and deployment of advanced, proprietary, state-of-the-art, trainable trading algorithms. The acquisition was accomplished through a share exchange with Mr. Anthony Ng Zi Qin of 7,422,000 new restricted shares ("Consideration Shares") of common stock of the Company, at a market value of $0.41 per share, with an aggregate fair value of $3,043,020 in exchange for the entire issued and outstanding capital of Magdallen Quant Pte Ltd., held by Mr. Anthony Ng Zi Qin, consisting of 8,000,100 shares of stock issued at par value of SGD$1.00 per share, or USD$0.714 on the acquisition date, on December 11th, 2017, consistent with an addendum to the original Share Purchase Agreement (SPA) signed on November 10th, 2017, the Company issued an additional 3,339,900 shares of the Company’s common stock at a fair value of $615,111 to Mr. Qin in full satisfaction of the contingent liability as had been set forth in the original Share Purchase Agreement (SPA) and a subsequent addendum. As a result of this transaction, Anthony Ng Qin became a 14.26% shareholder. Thereby he is deemed a related party with significant influence. Also, this transaction created a cancellation of contingency of $5,158,387 that was recorded as a capital transaction for the year ended December 31, 2017. On December 11, 2017, there was positive change in the common share price occurred because of the stock price increase as of December 11, 2017. The company recorded a gain in change of fair value $1,220,919.

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

We began offering a series of "next-generation" tools that can detect subtle non-linear interdependencies and patterns that other methods of technical analysis are unable to uncover to retail clients through our exclusive licensee, NAML, as of mid-2017, the Company decided to focus on offering our algorithms to the regulated banks and funds and NAML terminated the retail trading platform.

(3) Results of Operations.

The following table provides selected financial data about us for the fiscal years ended December 31, 2017 and December 31, 2016. For detailed financial information, see the audited Financial Statements included in this report.

	December 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash	58,263	72,308
Accounts Receivable- related party	-	1,333
Prepaid Expense	12,079	12,084
Total Current Assets	70,342	85,725
Other Assets
Deposit	1,115	1,115
Total Other Assets	1,115	1,115
TOTAL ASSETS	71,457	86,840

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	3,150	1,205
Accrued Expenses	2,397	1,464
Advance From Shareholder	632,550	465,954
Contingent Liability	-	6,994,417
Total Current Liabilities	638,097	7,463,040

Total Liabilities	638,097	7,463,040

Stockholders' Deficit
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, shares issued 72,288,667 and 68,948,767 outstanding at December 31, 2017 and December 31, 2016, respectively	72,289	68,949

		-
Additional Paid In Capital	11,182,713	5,412,555
Accumulated Deficit	(11,822,279)	(12,857,941)
Accumulated Other Comprehensive income	637	237
Total Stockholders' Deficit	(566,640)	(7,376,200)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	71,457	86,840

During fiscal 2017 we generated $1,848 in related party revenues compared to fiscal 2016 wherein we generated $34,328 in revenues. In addition, we have a history of losses. The reduction in fiscal 2017 revenues resulted from the termination of the “retail model” (accompanied by the return of AUM assets to clients) by our exclusive licensee, NAML, and the implementation of the regulated fund and bank model that was initiated in 2017 that has resulted in the establishment of Feuris Fund A with an AUM of between $6 to $10 million. Our business plan remains the same.

As of our fiscal year end December 31, 2017 and December 31, 2016, our auditors have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses were $182,455 for the year ended December 31, 2017 and consisted primarily of general and administrative expenses and professional fees. This compares with operating expenses for the year ended December 31, 2016 of $218,524, which primarily consisted of general and administrative expenses and professional fees. The nominal decrease in such expenses in the year ended December 31, 2017 was related to the implementation of our new business model, and slightly reduced legal and accounting fees.

As a result of the foregoing, we had net income of $1,035,662 for the year ended December 31, 2017, which includes gain of $1,220,919 associated with the change in fair value of the contingent liability on the day of settlement. This compares with a net loss for the year ended December 31, 2016 of $1,520,156.

After the change in control in December 24th, 2014, and the acquisition of our proprietary trainable trading algorithm assets in August, 2015, the Company has been implementing its business model, as described above. We expect that we will need to raise additional funds to support the continued implementation and expansion of our business model (focused on the regulated fund and bank model) including, working capital and for the acquisition of new businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We have begun to generate revenues since the second quarter of 2016, however, due to the change in strategy to focus on the regulated bank and fund model, the Company’s licensee decided to terminate all activities with retail clients and the retail AUM was returned to retail clients. The focus on the regulated bank and fund model was initiated in 2017 with the launch of the Feuris Fund A with AUM of approximately $6.67 million. The Company and its licensee are pursuing additional partnerships agreements with regulated funds for the use of our proprietary trainable trading algorithms, however, as of December 31, 2017, no new partnerships had yet been established.  However, notwithstanding these developments we expect to incur operating losses through the balance of this year because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We expect to cover such shortfall in operating margins through advances from our principal shareholder and other fund-raising measures that the Company deems appropriate.

(4) Liquidity and Capital Resources.

As of December 31, 2017 we had cash of $58,263, compared to $72,308 at December 31, 2016.

We had net cash used by operating activities of (181,041) for the year ended December 31, 2016 and ($183,486) of net cash used by operating activities for the year ended December 31, 2016.

We had net cash flows from financing activities of $166,596 resulting from advances from our principal shareholder during the year ended December 31, 2017 compared to $149,421 cash flows from financing activities during the year ended December 31, 2016.

We had no cash flows from investing activities during the year ended December 31, 2017, compared to no cash flows from investing activities for the year ended December 31, 2016.

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

The full text of our audited financial statements as of December 31, 2017 and 2016 begins on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2017. Based on this evaluation, our Chief Executive Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) as outlined by the Committee of Sponsoring Organizations of the Treadway Commission and guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017. We have identified the following material weakness as of December 31, 2017:

▪Lack of sufficient written documentation of internal controls.

▪Lack of proper segregation of duties over financial transactions and processes

Management conducted an evaluation of the effectiveness, as of December 31, 2017, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission(COSO). Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities are limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Lin Kok Peng	46	Chief Executive Officer, Chief Financial Officer, Chairman of the Board, and Director
Allister Lim Wee Sing	45	Director
Jose A. Capote	58	Chief Technical Officer and Secretary

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

Jose A Capote

Mr. Capote, as Vice President and Secretary of the Company, will be responsible for, among other things, new project development and project management, and, as Secretary of the Company, will be responsible for, among other things, attending all meeting of the stockholders, the Board, and, as required, committees of the Board and recording all the proceedings of such meetings in books to be kept for that purpose. Mr. Capote has thirty years of experience in project engineering, project development, and business development within the energy and environmental management, waste to energy, renewable/alternative energy, nuclear energy, and industrial/infrastructure markets.

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

During 2017, no salary, consulting fee, finder's fee or other compensation was paid to any of the Company's directors or executive officers, or to any other affiliate of the Company, except as described under Executive Compensation below. It is not anticipated that any director will receive compensation for his or her services as a director in the near future.

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

None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

•understands generally U.S. GAAP and financial statements,

•is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•understands internal controls over financial reporting, and

•understands audit committee functions.

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

Based solely on a review of reports furnished to the Company during the fiscal year ended December 31, 2017 or written representations from the Company's directors and executive officers, there are no known incidents of non-compliance for the reporting year.

ITEM 11.	EXECUTIVE COMPENSATION

Since the change in control in December 2014, management of the Company requires approximately four (4) hours per calendar week. Accordingly, no officer or director has received any compensation from the Company, except for Mr. Capote who received $18,000 in each of the years ended December 31, 2016 and 2017. As the Company secures additional SaaS contracts for its products and begins to accrue revenues, develops its trading activities for Company funds, etc., it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See Certain Relationships and Related Transactions.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

2017 SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lin Kok Peng,
Principal Executive Officer	2017	-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2016	-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Allister Lim Wee Sing	2017	-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Independent Director	2016	-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Jose A. Capote
Secretary	2017	18,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$18,000
Executive Officer	2016	18,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$18,000

The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 16, 2018, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name & Address of Beneficial Owner (3)	Office, If Any	Title of Class	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Officers and Directors
Lin Kok Peng (4)	Chief Executive Officer and Director	Common Stock, $0.001 par value	54,957,724	75.5%
Jose A. Capote (5)	Secretary	Common Stock, $0.001 par value	1,518,169	2.1%
Allister Lim Wee Sing	Director	Common Stock, $0.001 par value	-	*
All Officers and Directors as a group (3 persons named above)			56,475,893	78.1%
5% Security Holders
New Asia Holdings Ltd		Common Stock, $0.001 par value	54,957,724	75.5%
Anthony Ng Zi Qin		Common Stock, $0.001 par value	10,716,900	14.8%

* Less than 1%

(1)

On April 16th, 2018, there were 72,288,667 shares of our common stock outstanding and no shares of Preferred Stock issued and outstanding. We have no outstanding stock warrants or outstanding stock options.

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

(3)

In determining the percent of voting stock owned by a person on April 16, 2018: (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 72,288,667 shares of common stock outstanding on April 16, 2018, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4) (5)	Lin Kok Peng owns shares beneficially as a result of his ownership of New Asia Holdings Ltd. Jose A. Capote owns shares through his 50% ownership of Earth Heat, Ltd.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Board has written policies and procedures for the review, approval or ratification of any transactions between the Company and any related persons that are required to be disclosed pursuant to Item 404 of Regulation S-K, and reviews and approves all such transactions. “Related person” and “transaction” shall have the meanings given to such terms in Item 404 of Regulation S-K, as amended from time to time. No director will participate in any discussion or approval of such a transaction for which he or she is a related party, except that the director shall provide all material information concerning the transaction to the Board. In determining whether to approve or ratify a particular transaction, the Board will review all material facts of such transactions.

The Company paid $4,000 to Legal & Compliance, LLC, its legal counsel, for services that Legal & Compliance, LLC provided to New Asia Energy, Inc. (“NAEI”), a company that, up until December 19, 2016 had been managed by Dr. Lin Kok Peng as CEO and by Mr. Capote as Secretary.  Legal & Compliance, LLC was also legal counsel to NAEI until December 19, 2016. The Company advanced a consultancy payment in the amount of $650 to Ms. Tricia F. Jones, for administrative services rendered to NAEI, related to the turnover of NAEI records to the new management of NAEI. The Company decided to write off the entire amount, totaling $4,650., and is shown as bad debt – related party in the income statement at December 31, 2017.

On September 7, 2015, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company's directors or officers.

Mr. Capote is currently a shareholder of the Company through his 50% ownership of Earth Heat Ltd. The Company has paid Mr. Capote consulting fees for acting in the capacity as Secretary and Vice President of the Company in the amount of $18,000 and $18,000 for the years ended December 31, 2017 and December 31, 2016, respectively.

The Company pays New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has paid New Asia Momentum Pte Ltd $46,888 and $34,685 for the years ended December 31, 2017 and 2016, respectively.

In November 2015, MQL entered into a Software License Agreement with NAML, a company owned and controlled by NAHD's Chairman and CEO, Dr. Lin Kok Peng. In consideration of MQL's performance, NAML agreed to pay MQL in accordance with the following provisions:

(i)License and Other Fixed Price Fees as set forth below:

•License fees shall be based on profits from the End Users' accounts. The license fee shall be calculated as follows: -

oWhere the asset under management from all End Users is less than $10 million, fifteen percent (15%) only of the profits from the End Users' accounts;

oIf the asset under management from all End Users exceed $10 million, MQL's fees shall be separately agreed on between MQL and Client, and if MQL and the Client are unable to agree on such apportionment, MQL shall still be entitled to fifteen percent (15%) only of the profits from the End Users' accounts;

oOn every anniversary date of this Agreement, parties will review the performance of the Licensed Software and may by mutual agreement between MQL and the Client vary the license fee.

(ii)Time & Material Fees: The charges for performance of any T&M tasks due to Work Orders will be billed monthly for charges incurred in the previous monthly period and are due and payable within thirty (30) days of the date of the invoice. Expenses may include, but are not limited to, reasonable charges for materials, office and travel expenses, graphics, documentation, research materials, computer laboratory and data processing, and out-of-pocket expenses reasonably required for performance. Expenses for travel and travel-related expenses and individual expenses in excess of $500 require the prior approval of Client.

MQL has an accounts receivable balance with NAML of $0, and $1,333 as of December 31, 2017 and 2016, respectively.

Pursuant to the MQL Agreement, and the First MQL Addendum, relating to the Company's acquisition of issued and outstanding shares of MQL in exchange for new restricted shares of common stock of the Company, if the average trading price of the Company's shares based on the 7 days closing price over the period immediately before the second anniversary date (August 25, 2017) of this Agreement and the 7th day falling on the first anniversary date of the agreement is below $1.00, the Company shall issue additional shares to Anthony Ng Zi Qin to make up the difference between the value of the Consideration Shares based on such 7 days closing history and the sum of SGD 10,000,000. The difference between the fair value of the assets acquired and the value of the shares swapped ($4,099,837) as well as the negative change in the common stock share price ($2,894,580) for the year ended December 31, 2016 created a contingent liability in amount of $6,994,417 as of December 31, 2016.  The negative change in common share price occurred because the stock price decreased as of December 31, 2016. The Company recorded a loss in change in fair value of $1,335,960 for the year ended December 31, 2016.

On November 10, 2017, the Company and Anthony Ng Zi Qin entered into the Second MQL Addendum, pursuant to which the parties agreed that the Company would issue an aggregate of 3,339,900 shares in satisfaction of the shortfall in the value of the shares issued pursuant to the MQL Agreement, as amended.  On December 11, 2017, the common stocks restricted shares were issued at a fair value of $615,111. As a result of this transaction, Anthony Ng Qin became a 14.26% shareholder. Thereby he is deemed a related party with significant influence. Also, this transaction created a cancellation of contingency of $5,158,387 that was recorded as a capital transaction for the year ended December 31, 2017. On December 11, 2017, there was positive change in the common share price occurred because of the stock price increase as of December 11, 2017. The company recorded a gain in change of fair value $1,220,919.

The Company has two directors, including Lin Kok Peng, who is the Chief Executive Officer and controlling shareholder of the Company, and Allister Lim Wee Sing.  Mr. Lim is the only director that qualifies as an independent director, as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm's Fees

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant.

	December 31, 2017	December 31, 2016
Audit Fees (Anton & Chia)	$-	$
Audit Related Fees	0		5,000
Tax Fees	-		-
All Other Fees	-		-
TOTAL	$0		$5,000

	December 31, 2016	December 31, 2016
Audit Fees (Malone Bailey)	$16,000	$10,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$16,000	$10,000

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

The Board reviewed the audited financial statements of the Company as of and for the years ended December 31, 2017 and 2016 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2017 for filing with the U. S. Securities and Exchange Commission.

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

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
2.1	Sale and Purchase Agreement in Respect to the entire issued and paid up share capital of MAGDALLEN QUANT PTE LTD (1).
2.2	Addendum to Magdallen Quant Pte Ltd Share and Purchase Agreement, dated August 19, 2016 between New Asia Holdings, Inc. and Anthony Ng Zi Qin (2).
2.3	Addendum to Magdallen Quant Pte Ltd Share and Purchase Agreement, dated November 10th, 2017 between New Asia Holdings Inc and Anthony Ng Zi Qin (3)
3.1	Articles of Incorporation (4)
3.2	Certificate of Amendment (4)
3.3	Certificate of Amendment (5)
3.4	Certificate of Designation, Series "A" Preferred Stock (6)
3.5	Certificate of Amendment (6)
3.6	Bylaws (3)
21.1*	List of Subsidiaries
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

(1) Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2015.

(2) Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 21, 2016.

(2) Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 20, 2017.

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

Date:  April 17, 2018

New Asia Holdings, Inc.

By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Signature	Title	Date
/s/ Lin Kok Peng	Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Director (principal executive officer, principal financial officer and principal accounting officer)	April 17 2018
Lin Kok Peng
/s/ Allister Lim Wee Sing	Director	April 17, 2018
Allister Lim Wee Sing

NEW ASIA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors of

New Asia Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Asia Holdings, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016.

Houston, Texas

April 16, 2018

NEW ASIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
ASSETS
Current Assets
Cash	58,263	72,308
Accounts Receivable- related party	-	1,333
Prepaid Expense	12,079	12,084
Total Current Assets	70,342	85,725
Other Assets
Deposit	1,115	1,115
Total Other Assets	1,115	1,115
TOTAL ASSETS	71,457	86,840

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	3,150	1,205
Accrued Expenses	2,397	1,464
Convertible Advances From Shareholder	632,550	465,954
Contingent Liability	-	6,994,417
Total Current Liabilities	638,097	7,463,040

Total Liabilities	638,097	7,463,040

Stockholders' Deficit
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, shares issued 72,288,667 and 68,948,767 outstanding at December 31, 2017 and December 31, 2016, respectively	72,289	68,949

		-
Additional Paid In Capital	11,182,713	5,412,555
Accumulated Deficit	(11,822,279)	(12,857,941)
Accumulated Other Comprehensive income	637	237
Total Stockholders' Deficit	(566,640)	(7,376,200)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	71,457	86,840

The accompanying notes are an integral part of these consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	For the year ended	For the year ended
	December 31, 2017	December 31, 2016
Revenues
Revenue from related party	1,848	34,328
Total revenues	1,848	34,328
Operating expenses
Professional Fees	66,048	76,908
Outside Service	36,263	55,571
General & Administrative expenses	80,144	86,045

Total operating expense	$ 182,455	$ 218,524

Loss from operations	(180,607)	($184,196)
Other Income (Loss)
Bad Debt - related party	(4,650)	-
Change in fair value - Contingency Liability	1,220,919	(1,335,960)

Income (Loss) before income taxes	1,035,662	(1,520,156)
Provision for income taxes	-	-

Net Income (loss)	$ 1,035,662	($1,520,156)

Foreign currency translation income (loss)	400	-
Total Comprehensive income (loss )	1,036,062	(1,520,156)
Net Income (Loss) per common share-basic and fully diluted	$ 0.01	($0.02)

Weighted average common shares outstanding-basic and diluted	69,131,775	68,948,767

The accompanying notes are an integral part of these consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'S DEFICIT

FOR YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Total Shareholders' (Deficit)
Balance, December 31, 2015	68,948,767	68,949	5,412,555	(11,337,785)	(751)	(5,857,032)
Foreign Currency Translation Adjustment	-	-	-	-	988
Net Income (loss)	-	-	-	(1,520,156)	-	(1,520,156)
Balance, December 31, 2016	68,948,767	68,949	5,412,555	(12,857,941)	237	(7,376,200)
Foreign Currency Translation Adjustment	-	-	-	-	400	400
Shares issued to settle contingent liability	3,339,900	3,340	5,770,158	-	-	5,773,498
Net Income (loss)	-	-	-	1,035,662	-	1,035,662

Balance, December 31, 2017	72,288,667	$72,289	$11,182,713	$(11,822,279)	$637	$(566,640)

The accompanying notes are an integral part of these consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	For the Year Ended	For the Year Ended
	December 31, 2017	December 31, 2016
Cash flows from operating activities
Net Income (Loss)	$1,035,662	$(1,520,156)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent liability	(1,220,919)	1,335,960
Bad Debt- related party	4,650	-
Changes in operating assets and liabilities:
Accounts Receivable	1,333	(1,333)
Receivable-Other	-	885
Prepaid expenses	5	3,019
Deposit	-	(325)
Accounts payable	(2,705)	(3,000)
Accrued expenses	933	1,464
Net cash used in operating activities	(181,041)	(183,486)

Cash flows from financing activities
Convertible Advances from Shareholder	166,596	149,421

Net cash provided by financing activities	166,596	149,421
Effect of exchange rate on cash	400	988
Net decrease in cash	(14,045)	(33,077)

Cash at beginning of period	72,308	105,385
Cash at end of period	$58,263	$72,308

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$800	$800
Non-Cash Activities
Cancellation of contingent liability	$5,158,387	$-
Shares issued for settlement of contingent liability	$615,111	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

Note 1:Organization and Summary of Significant Accounting Policies

Organization

New Asia Holdings, Inc. (formerly known as DM Products, Inc., previously known as Midwest E.S.W.T. Corp, and previously known as Effective Sport Nutrition Corporation) (the "Company" or "NAHD") was incorporated on March 1, 2001. Prior to December 2014, we were in the business of locating inventive products and introducing these products (such as the Banjo Minnow Fishing Lure System) through a Direct Response Model, a form of marketing that allows potential consumers direct access to the seller without the necessity of traditional retail. In December 2014, the Company underwent a change in control as a result of approximately 90% of the issued and outstanding shares of common stock of the Company being acquired by New Asia Holdings, Ltd. (wholly owned by Lin Kok Peng, Ph.D.) and other accredited investors and management adopting a new business plan based on developing highly advanced, proprietary, neural trading models for the financial community.

We offer trading software solutions to clients on the basis of a "Software as a Service (SaaS)" licensing and delivery models with licensed users availing themselves of service-based contractual arrangements. In addition, and consistent with the requirements of the US Securities laws, we may utilize our in-house proprietary neural trading models to trade our own funds, thus providing added value to our shareholders.

The Company's focus is to capitalize the large volume of the 24 hours Forex markets to achieve capital appreciation over a medium to long term combined with the usage of a good wealth vehicle in order to control risk, profit from both bull or bear markets, maximize liquidity and economic resilience.

On August 19, 2016, the Company entered into an Addendum to the Magdallen Quant Pte Ltd Share and Purchase Agreement with Mr. Anthony Ng Zi Qin to extend the August 25, 2016 anniversary date for the adjustment of issued shares for an additional period of twelve (12) months. On November 10th, 2017, the Company signed an Addendum to the MQL Share and Purchase Agreement with Mr. Anthony Ng Zi Qin to amend the adjustment of new shares to be issued following the extended August 25th, 2017 Anniversary Date. See Notes 5 and 6 for the settlement of the liability.

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

Principles of Consolidation

The consolidated financial statements as of December 31, 2017 and 2016, and for the years then ended, include the accounts of its wholly owned subsidiary, Magdallen Quant Pte Ltd.  All significant intercompany transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency

The functional currency of our foreign subsidiary is their respective local currency. The financial statements of the foreign subsidiary are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders' equity at the historical rates of exchange and income and expense amounts at average rates prevailing throughout the period. Translation adjustments resulting from the translation of the subsidiaries' accounts are included in "Accumulated other comprehensive income/(loss)," a separate component of stockholders' equity. The applicable exchange rate on December 31, 2017 closed at $1 = 1.3357 SGD.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

Cash

All highly liquid investments with maturities of three months or less are considered to be cash equivalents. At December 31, 2017 and December 31, 2016, the Company had no cash equivalents.

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

ASC Topic 820, "Fair Value Measurements and Disclosures," requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, "Financial Instruments," defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

·Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

·Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

·Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Also, the Company has a purchase price contingency that is discussed in Note 6.

At December 31, 2017, the Company identified the following liabilities that are required to be presented on the consolidated balance sheet at fair value

Description	Fair Value As of December 31, 2017	Fair Value Measurements at December 31, 2017 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Contingent consideration for business combination	-	-	-	-
Total	$-	$-	-	-

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

The $6,994,417 contingent liability represents the difference between the agreed upon value of the shares issued in connection with the acquisition of Magdallen Quant Pte Ltd (“MQL”), which was $7,142,857 and the current value of the issued shares as of December 31, 2016, which was $148,440.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax, assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2017, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2017 and 2016. The advances due to shareholder in the amount of $632,550 are convertible at $0.02 for total potential conversion into 31,627,500 million shares.

Long-lived Assets

The Company assesses long-lived assets, including intangible assets, for impairment in accordance with the provisions of FASB ASC 360 "Property, Plant and Equipment". A long-lived asset (or group of assets) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted net cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets' carrying amounts.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 5.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

Revenue Recognition

The Company recognizes revenue from the services in accordance with ASC 605,”Revenue Recognition.” The Company recognizes revenue only when all of the following criteria have been met:

i.Persuasive evidence for an agreement exists;

ii.Service has been provided;

iii.The fee is fixed or determinable; and,

iv.Collection is reasonably assured.

Revenue is realized from Performance Fees received by the Company’s wholly-owned subsidiary Magdallen Quant Pte Ltd, as described in Part I, Item 1 and Note 5 below. Specifically, in November 2015, Magdallen Quant Pte Ltd (MQL), entered into a Software License Agreement with New Asia Momentum Limited (NAML), a Company owned and controlled by NAHD's Chairman and CEO, Dr. Lin Kok Peng. In consideration of MQL's performance, NAML(Client) agrees to pay MQL in accordance with the following provisions:

i.License and Other Fixed Price Fees as set forth below:

•License fees shall be based on profits from the End Users' accounts. The license fee shall be calculated as follows: -

oWhere the asset under management from all End Users is less than US$ 10 million, fifteen percent (15%) only of the profits from the End Users' accounts;

oIf the asset under management from all End Users exceed US$10 million, MQL's fees shall be separately agreed on between MQL and Client, and if MQ and the Client are unable to agree on such apportionment, MQL shall still be entitled to fifteen percent (15%) only of the profits from the End Users' accounts;

oOn every anniversary date of this Agreement, parties will review the performance of the Licensed Software and may by mutual agreement between MQL and the Client vary the license fee.

ii.Time & Material Fees: The charges for performance of any T&M tasks due to Work Orders will be billed monthly for charges incurred in the previous monthly period and are due and payable within thirty (30) days of the date of the invoice. Expenses may include, but are not limited to, reasonable charges for materials, office and travel expenses, graphics, documentation, research materials, computer laboratory and data processing, and out-of-pocket expenses reasonably required for performance. Expenses for travel and travel-related expenses and individual expenses in excess of US$500 require the prior approval of Client.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

Accounts Receivable

The company's accounts receivable, related party consist of a Software Licensing Agreement between Magdallen Quant Pte Ltd (MQL) the Company's wholly-owned subsidiary and New Asia Momentum Limited (NAML), a Company owned and controlled by NAHD's Chairman and CEO, Dr. Lin Kok Peng. See note 5.

Recent Accounting Pronouncements

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606.   Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company is has reviewed the provisions of this ASU to and determined there will be no material impact on our results of operations, cash flows or financial condition.

We will adopt the provisions of ASU No. 2014-09 on January 1, 2018, using the modified retrospective method. We will not have an adjustment to our operating balance of accumulated deficit for the adoption of this update. We do not expect the adoption of this ASU to have a material impact on our financial position or results of operations.

Note 2: Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained substantial losses of $11,822,279 since inception, has a working capital deficit of $567,755, and is in need of additional capital to grow its operations so that it can become profitable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

Note 3: Income Taxes

As of December 31, 2017, the Company had net operating loss carry forwards of approximately $11.7 million that may be available to reduce future years' taxable income through 12/31/2033. Future tax benefits, which may arise because of these losses, have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The 2017 Act reduces the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. For net operating losses (NOLs) arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The 2017 Act would generally eliminate the carryback of all NOLs arising in a tax year ending after 2017 and instead would permit all such NOLs to be carried forward indefinitely.

The provision for federal income tax consists of the following for the twelve months ended:

	December 31, 2017	December 31, 2016
Federal income tax benefit attributable to:
Current Operations	$38,904	$62,626
Less: valuation allowance	(38,904)	(62,626)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2017	December 31, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$2,458,520	$3,917,473
Less: valuation allowance	(2,458,520)	(3,917,473)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $11.7 million for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, the net operating loss carry forwards may be limited to use in future years.

Note 4: Common Stock

The Company has 430,000,000 shares of capital stock, consisting of 400,000,000 shares of $0.001 par value common stock, and 30,000,000 shares of $0.001 par value preferred stock. The Company had 72,288,667 shares of common stock issued and outstanding as of December 31, 2017 and 68,948,767 shares of common stock issued and outstanding as of December 31, 2016.

On December 11, 2017, the Company issued 3,339,900 shares of restricted common stock to Anthony Ng Zi Qin. The company and Anthony Ng Zi Qin, entered into a Second MQL Addendum pursuant which the parties agreed that the Company would issue an aggregate of 3,339,900 shares in satisfaction of the shortfall in the value of the shares issued pursuant to the MQL Agreement, as amended. On December 11, 2017, the common stocks restricted shares were issued at a fair value of $615,111. As a result of this transaction, Anthony Ng Qin became a 14.26% shareholder. Thereby he is deemed a related party with significant influence. Also, this transaction created a cancellation of contingency of $5,158,387 that was recorded as a capital transaction for the year ended December 31, 2017.

As of December 31, 2017, the principal shareholder, New Asia Holdings Ltd, had not yet acted to exercise its option to convert the Advances to shares of common stock, thus the Advances presently remain as an interest-free loan to the Company.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

Note 5: Convertible Advances from Shareholder and other Related Party Transactions

There were advances of $166,596 from principal shareholder, New Asia Holdings Ltd, during the period ended December 31, 2017. The total advances due are $632,550 and $465,954 from significant shareholders as of December 31, 2017 and December 31, 2016, respectively. Pursuant to the Board resolutions described in Note 1 above, $465,594 of the advances constitute unsecured interest-free loans to the Company.  The advances accruing under the Board resolutions were supposed to have been repaid by the close of business on October 31, 2016. In 2016, however, in accordance with the Board resolutions, if the Company was unable to repay these advances by such date, New Asia Holdings Ltd, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above advances into common stock of the Company at a conversion price of $0.02 per share. As of December 31, 2017, the principal shareholder, New Asia Holdings Ltd, had not yet acted to exercise its option to convert the advances to shares of common stock, thus the advances presently remain as an interest-free loan to the Company. The $166,596 borrowed during the year ended December 31, 2017 are non-interest bearing unsecured, and due on demand.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

The Company paid $4,000 to Legal & Compliance, LLC, its legal counsel, for services that Legal & Compliance, LLC provided to New Asia Energy, Inc. (“NAEI”), a company that, up until December 19, 2016 had been managed by Dr. Lin Kok Peng as CEO and by Mr. Capote as Secretary.  Legal & Compliance, LLC was also legal counsel to NAEI until December 19, 2016. The Company advanced a consultancy payment in the amount of $650 to Ms. Tricia F. Jones, for administrative services rendered to NAEI, related to the turnover of NAEI records to the new management of NAEI. The Company decided to write off the entire amount, totaling $4,650., and is shown as bad debt – related party in the income statement at December 31, 2017.

On September 7, 2015, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a shareholder of the Company through his 50% ownership of Earth Heat Ltd. The Company has paid Mr. Capote consulting fees for acting in the capacity as Secretary and Vice President of the Company in the amount of $18,000 and $18,000 for the years ended December 31, 2017 and December 31, 2016, respectively.

The Company pays New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has paid New Asia Momentum Pte Ltd $46,888 and $34,685 for the years ended December 31, 2017 and 2016, respectively.

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

(i)License and Other Fixed Price Fees as set forth below:

•License fees shall be based on profits from the End Users' accounts. The license fee shall be calculated as follows: -

oWhere the asset under management from all End Users is less than US$ 10 million, fifteen percent (15%) only of the profits from the End Users' accounts;

oIf the asset under management from all End Users exceed US$10 million, MQL's fees shall be separately agreed on between MQL and Client, and if MQ and the Client are unable to agree on such apportionment, MQL shall still be entitled to fifteen percent (15%) only of the profits from the End Users' accounts;

oOn every anniversary date of this Agreement, parties will review the performance of the Licensed Software and may by mutual agreement between MQL and the Client vary the license fee.

(ii)Time & Material Fees: The charges for performance of any T&M tasks due to Work Orders will be billed monthly for charges incurred in the previous monthly period and are due and payable within thirty (30) days of the date of the invoice. Expenses may include, but are not limited to, reasonable charges for materials, office and travel expenses, graphics, documentation, research materials, computer laboratory and data processing, and out-of-pocket expenses reasonably required for performance. Expenses for travel and travel-related expenses and individual expenses in excess of US$500 require the prior approval of Client.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

NAML paid MQL a total of $1,848 and $34,328, in related party revenue for the years ended December 31, 2017 and 2016, respectively. MQL has an accounts receivable balance with NAML of $0, and $1,333 as of December 31, 2017 and 2016, respectively.

Pursuant to the MQL Agreement, and the First MQL Addendum, relating to the Company's acquisition of issued and outstanding shares of Magdallen Quant Pte Ltd in exchange for new restricted shares of common stock of the Company, if the average trading price of the Company's shares based on the 7 days closing price over the period immediately before the second anniversary date (August 25, 2017) of this Agreement and the 7th day falling on the first anniversary date of the agreement is below USD $1.00, the Company shall issue additional shares to Anthony Ng Zi Qin to make up the difference between the value of the Consideration Shares based on such 7 days closing history and the sum of SGD 10,000,000. The difference between the fair value of the assets acquired and the value of the shares swapped ($4,099,837) as well as the negative change in the common stock share price ($2,894,580) for the year ended December 31, 2016 created a contingent liability in amount of $6,994,417 as of December 31, 2016.  The negative change in common share price occurred because the stock price decreased as of December 31, 2016. The Company recorded a loss in change in fair value of $1,335,960 for the year ended December 31, 2016.

On November 10, 2017, the Company and Anthony Ng Zi Qin entered into the Second MQL Addendum, pursuant to which the parties agreed that the Company would issue an aggregate of 3,339,900 shares in satisfaction of the shortfall in the value of the shares issued pursuant to the MQL Agreement, as amended.  On December 11, 2017, the common stocks restricted shares were issued at a fair value of $615,111. As a result of this transaction, Anthony Ng Qin became a 14.26% shareholder. Thereby he is deemed a related party with significant influence. Also, this transaction created a cancellation of contingency of $5,158,387 that was recorded as a capital transaction for the year ended December 31, 2017. On December 11, 2017, there was positive change in the common share price occurred because of the stock price increase as of December 11, 2017. The company recorded a gain in change of fair value $1,220,919.

Note 6: Commitments and Contingencies

The Company entered into an Office Service Agreement on May 4, 2016, with Real Office Centers 23 Corporate Center Plaza Suite 100/150 (doing business as ROC)). Under the terms of the agreement, ROC granted the Company a license to use the facilities and services of the Center at 15615 Alton Parkway Suite 450, Irvine, CA 92618. The basic terms of this agreement is for 12 months commencing July 1, 2016 ending June 30, 2017 with monthly fixed fees of $1,115. The lease term was extended on a month to month basis at least through 2018, with monthly fixed fees of $960.

The Company entered into an Office Service Agreement on September 12, 2017, with Premier Business Centers “PBC”). Under the terms of the agreement, PBC granted the Company a license to use the facilities and services of PBC at 15615 Alton Parkway Suite 450, Irvine, CA 92618. The basic term of this agreement is month to month commencing August 1, 2017 with monthly fixed fees of $950.

The Company pays New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has paid New Asia Momentum Pte Ltd $46,888 and $34,685 for the years ended December 31, 2017 and 2016, respectively.

Pursuant to the MQL Agreement, and the First MQL Addendum, if the average trading price of the Company's shares based on the 7 days closing price over the period immediately before the second anniversary date (August 25, 2017) of the MQL Agreement and the seventh day falling on the first anniversary date of the MQL Agreement is below $1.00, the Company shall issue additional shares to Anthony Ng Zi Qin to make up the difference between the value of the consideration shares based on such 7 days closing history and the sum of SGD 10,000,000. The difference between the fair value of the securities acquired and the value of the shares issued ($4,099,837) as well as the positive change in the common stock share price created a contingent liability in amount $6,994,417 for the period ended December 31, 2016. On November 10, 2017, the Company and Anthony Ng Zi Qin entered into the Second MQL Addendum, pursuant to which the parties agreed that the Company would issue an aggregate of 3,339,900 shares in satisfaction of the shortfall in the value of the shares issued pursuant to the MQL Agreement, as amended. On December 11, 2017, the common stocks restricted shares were issued at a fair value of $615,111 which created a cancellation of contingency of $5,158,387 which was recorded as a capital transaction for the year ended December 31, 2017.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

Note 7 – Subsequent Events

From January 1, 2018 through April 16, 2018, the Company received an additional approximately $33,000 in interest-free advances from its principal controlling shareholder, New Asia Holdings Ltd. As of December 31, 2017, the principal controlling shareholder, New Asia Holdings Ltd has not yet acted to convert any of the Advances (as described above) to common stock, the advances remain as an interest free loan to the Company now.