Form 10-Q
period 2018-03-31
New Asia Holdings, Inc.
filed 2018-05-21
CIK 1485029

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2018

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

As of May15, 2018, the Company had 72,288,667 shares of common stock issued and outstanding.

FORM 10-Q

NEW ASIA HOLDINGS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEW ASIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash	103,830	58,263
Prepaid Expense	9,439	12,079
Total Current Assets	113,269	70,342
Other Assets
Deposit	1,115	1,115
Total Other Assets	1,115	1,115
TOTAL ASSETS	114,384	71,457

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	13,270	3,150
Accrued Expenses	8,085	2,397
Advance From Shareholder	702,550	632,550
Total Current Liabilities	723,905	638,097
Total Liabilities	723,905	638,097

Stockholders' Deficit
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, 72,288,667 shares issued and outstanding at March 31, 2018 and December 31, 2017.	72,289	72,289
Accumulated Deficit	(11,865,211)	(11,822,279)
Additional Paid- In Capital	11,182,713	11,182,713
Accumulated Other Comprehensive Income	688	637
Total Stockholders' Deficit	(609,521)	(566,640)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	114,384	71,457

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

 (Unaudited)

	For the three months ended	For the three months ended
	March 31, 2018	March 31, 2017
Revenues
Service Income from related party	$76	$422
Total revenues	$76	$422
Operating expenses
Professional Fees	16,026	27,112
Outside Service	8,400	10,130
General & Administrative expenses	18,582	20,464

Total operating expense	$43,008	$57,706

Loss from operations	($42,932)	($57,284)
Other Income	-
Change in fair value - Contingency Liability		667,980

(Loss) Income before income taxes	$(42,932)	$610,696

Provision for income taxes	-	-

Net (loss)Income	$(42,932)	$610,696
Foreign Currency translation income (loss)	51	(75)
Total Other Comprehensive (Loss)Income	$(42,881)	$610,621

Net (Loss) Income per common share-basic and fully diluted	($0.00)	$0.01

Weighted average common shares outstanding-basic and diluted	72,288,667	68,948,767

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities
Net (Loss) Income	$(42,932)	$610,696
Adjustment to reconcile net Income (loss) to net cash used by operating activities:
Change in fair value of contingent liability	-	(667,980)
Changes in operating assets and liabilities:
Accounts receivable- related party	-	1,333
Other receivable- related party	-	(4,650)
Prepaid expenses	2,640	4,402
Accounts payable	10,120	1,903
Accrued expenses	5,688	11,244
Net cash used by operating activities	(24,484)	(43,052)
Cash flows from financing activities
Advance from Shareholder	70,000	46,596

Net cash provided by financing activities	70,000	46,596
Effect of exchange rate on cash	51	(75)
Net increase in cash	45,567	3,469

Cash at beginning of period	58,263	72,308
Cash at end of period	$103,830	$75,777

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

On August 19, 2016, the Company entered into an Addendum (the “First MQL Addendum”) to the Magdallen Quant Pte Ltd (“MQL”) Share and Purchase Agreement (“MQL Agreement”) with Mr. Anthony Ng Zi Qin to extend the August 25, 2016 anniversary date for the adjustment of issued shares for an additional period of twelve (12) months. On November 10, 2017, the Company and Anthony Ng Zi Qin entered into the Second MQL Addendum to the MQL Agreement (the “Second MQL Addendum”), pursuant to which the parties agreed that the Company would issue an aggregate of 3,339,900 shares in satisfaction of the shortfall in the value of the shares issued pursuant to the MQL Agreement, as amended. On December 11, 2017, the common stocks restricted shares were issued at a fair value of $615,111 which created a cancellation of contingency of $5,158,387 which was recorded as a capital transaction for the year ended December 31, 2017.

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim consolidated financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and Article 8 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included.  Operating results for the interim periods are not necessarily indicative of financial results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

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

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 4.

Revenue Recognition

The Company recognizes revenue from the services in accordance with ASC 606,” Revenue Recognition.” The Company recognizes revenue only when all of the following criteria have been met:

i.The contract with customers exists;

ii.Performance obligations in the contract has been provided;

iii.The fees are fixed or determinable;

iv.The fees are allocated based on the performance obligations in the contract;

v.Recognized when the performance obligation has been satisfied and the collection is reasonably assured.

Revenue is realized from Performance Fees received by MQL, the Company’s wholly-owned subsidiary, as described in Part I, Item 1 and Note 5 below. Specifically, in November 2015, MQL, entered into a Software License Agreement with New Asia Momentum Limited (“NAML”), a Company owned and controlled by NAHD's Chairman and CEO, Dr. Lin Kok Peng. In consideration of MQL's performance, NAML agreed to pay MQL in accordance with the following provisions:

i.License and Other Fixed Price Fees as set forth below:

• License fees shall be based on profits from the End Users' accounts. The license fee shall be calculated as follows: -

oWhere the asset under management from all End Users is less than US$ 10 million, fifteen percent (15%) only of the profits from the End Users' accounts;

oIf the asset under management from all End Users exceed US$10 million, MQL's fees shall be separately agreed on between MQL and NAML, and if MQL and NAML are unable to agree on such apportionment, MQL shall still be entitled to fifteen percent (15%) only of the profits from the End Users' accounts;

oOn every anniversary date of the MQL Agreement, parties will review the performance of the Licensed Software and may by mutual agreement between MQL and NAML vary the license fee.

ii.Time & Material Fees: The charges for performance of any T&M tasks due to Work Orders will be billed monthly for charges incurred in the previous monthly period and are due and payable within thirty (30) days of the date of the invoice. Expenses may include, but are not limited to, reasonable charges for materials, office and travel expenses, graphics, documentation, research materials, computer laboratory and data processing, and out-of-pocket expenses reasonably required for performance. Expenses for travel and travel-related expenses and individual expenses in excess of US$500 require NAML’s prior approval.

Recent Accounting Pronouncements

In April 2016, the FASB issued Accounting Standards Update (“ASU”) 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606.   Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606.

We have adopted the provisions of ASU No. 2014-09 on January 1, 2018, using the modified retrospective method. We do not have an adjustment to our operating balance of accumulated deficit for the adoption of this update. There is no impact to the statement of operations for any periods being presented.

Note 2: Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained substantial losses of $11,865,211 since inception, has a working capital deficit of $610,636, and is in need of additional capital to grow its operations so that it can become profitable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, the ability of the Company to continue as a going concern is dependent upon growth of revenues and the ability of the Company to raise additional capital. Management believes that the deployment of its proprietary trainable trading algorithms in 2016, improvements and modifications to the algorithms, and the change in focus in 2016 to the regulated fund and bank and model, which has resulted in several successfully completed transactions by NAML, the Company’s licensee, to increase the assets under management (“AUM”) will result in increased revenues. NAML is a company owned and controlled by Dr. Lin Kok Peng, the Company’s Chairman and CEO. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3: Common Stock

The Company has authorized 430,000,000 shares of capital stock, consisting of 400,000,000 shares of $0.001 par value common stock, and 30,000,000 shares of $0.001 par value preferred stock. The Company had 72,288,667 shares of common stock issued and outstanding as of March 31, 2018 and December 31, 2017.

As of March 31, 2018, NAHL, the Company’s principal shareholder, had not yet acted to exercise its option to convert the Advances to shares of common stock, thus the Advances presently remain as an interest-free loan to the Company.

Note 4: Convertible Advances from Shareholder and other Related Party Transactions

There were advances of $70,000 from NAHL, the Company’s principal shareholder, during the three-month period ended March 31, 2018. The total advances due are $702,550 and $632,550 from significant shareholders as of March 31, 2018 and December 31, 2017, respectively. Pursuant to the Board resolutions described in Note 1 above, $465,594 of the advances constitute unsecured interest-free loans to the Company.  The advances accruing under the Board resolutions were supposed to have been repaid by the close of business on October 31, 2016. In 2016, however, in accordance with the Board resolutions, if the Company was unable to repay these advances by such date, NAHL, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above advances into common stock of the Company at a conversion price of $0.02 per share. As of March 31, 2018, NAHL, the Company’s principal shareholder, had not yet acted to exercise its option to convert the advances to shares of common stock, thus the advances presently remain as an interest-free loan to the Company. The $70,000 borrowed during the three-month period ended March 31, 2018 are non-interest bearing unsecured, and due on demand.

On September 7, 2015, Mr. Jose A. Capote was appointed to serve as the Company's Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a shareholder of the Company through his 50% ownership of Earth Heat Ltd. The Company has paid Mr. Capote consulting fees for acting in the capacity as Secretary and Vice President of the Company in the amount of $4,500 and $4,500 for the three months ended March 31, 2018 and March 31, 2017, respectively.

The Company pays New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has paid New Asia Momentum Pte Ltd $12,020 and $11,344 for the three months March 31, 2018 and March 31, 2017, respectively.

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

o If the asset under management from all End Users exceed US$10 million, MQL's fees shall be separately agreed on between MQL and NAML, and if MQL and NAML are unable to agree on such apportionment, MQL shall still be entitled to fifteen percent (15%) only of the profits from the End Users' accounts;

oOn every anniversary date of the MQL Agreement, parties will review the performance of the Licensed Software and may by mutual agreement between MQL and NAML vary the license fee.

(ii) Time & Material Fees: The charges for performance of any T&M tasks due to Work Orders will be billed monthly for charges incurred in the previous monthly period and are due and payable within thirty (30) days of the date of the invoice. Expenses may include, but are not limited to, reasonable charges for materials, office and travel expenses, graphics, documentation, research materials, computer laboratory and data processing, and out-of-pocket expenses reasonably required for performance. Expenses for travel and travel-related expenses and individual expenses in excess of US$500 require NAML’s prior approval.

NAML paid MQL a total of $76 and $422, in related party service revenue for the three months March 31, 2018 and March 31, 2017, respectively.

Note 5: Commitments and Contingencies

The Company entered into an Office Service Agreement on May 4, 2016, with Real Office Centers 23 Corporate Center Plaza Suite 100/150 (doing business as ROC). Under the terms of the agreement, ROC granted the Company a license to use the facilities and services of the Center at 15615 Alton Parkway Suite 450, Irvine, CA 92618. The lease was for 12 months commencing July 1, 2016 and ending June 30, 2017, with monthly fixed fees of $1,115. The lease term was extended on a month to month basis at least through 2018, with monthly fixed fees of $960.

The Company entered into an Office Service Agreement on September 12, 2017, with Premier Business Centers (“PBC”). Under the terms of the agreement, PBC granted the Company a license to use the facilities and services of PBC at 15615 Alton Parkway Suite 450, Irvine, CA 92618. The basic term of this agreement is month to month commencing August 1, 2017 with monthly fixed fees of $950.

The Company pays New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has paid New Asia Momentum Pte Ltd $12,020 and $11,344 for the three months March 31, 2018 and March 31, 2017, respectively.

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

On August 25, 2015, the Company completed the acquisition of Magdallen Quant Pte Ltd. (“MQL”). The acquisition was accomplished through a share exchange with Mr. Anthony Ng Zi Qin of 7,422,000 new restricted shares ("Consideration Shares") of common stock of the Company, with a value of $0.41 per share, and an aggregate fair value of $3,043,020, in exchange for the entire issued and outstanding capital of MQL held by Mr. Anthony Ng Zi Qin, consisting of 8,000,100 shares of stock issued at par value of SGD 1.00 per share, or $0.714 on the acquisition date. On August 19, 2016, the Company and Anthony Ng Zi Qin entered into an Addendum (the “First MQL Addendum”) to the Share and Purchase Agreement (the “MQL Agreement”) to extend the August 25, 2016 anniversary date for the adjustment of issued shares for an additional period of 12 months. On November 10, 2017, the Company and Anthony Ng Zi Qin entered into the Second MQL Addendum to the MQL Agreement (the “Second MQL Addendum”), pursuant to which the parties agreed that the Company would issue an aggregate of 3,339,900 shares in satisfaction of the shortfall in the value of the shares issued pursuant to the MQL Agreement, as amended. On December 11, 2017, the common stocks restricted shares were issued at a fair value of $615,111 which created a cancellation of contingency of $5,158,387 which was recorded as a capital transaction for the year ended December 31, 2017.

The algorithms were placed into commercial operation in November 2015 upon the execution of a Software Licensing Agreement for the deployment of MQL’s proprietary trainable, trading algorithms with New Asia Momentum Limited (“NAML”), a company owned and controlled by NAHD’s Chairman and CEO, Dr. Lin Kok Peng. Under the terms of the Software License Agreement, NAML agreed to pay MQL a license fee and certain other fixed and time and materials fees. Throughout 2016, NAML grew its assets under management (“AUM”) from zero to approximately $2.5 million and had average monthly returns of approximately 10.5% for the twelve months ended December 31, 2016 for its clients. During this period, MQL has continued to make improvements to its original algorithm product-lines:

•  Series X Pound/Dollar

•  Series Y Pound/Dollar

•  Series Z Multi-Asset Currency and Gold

During the second quarter of 2016, NAML, the Company’s licensee, decided to expand into the regulated fund and bank model. In conjunction with this new focus, as previously reported, as previously reported, NAML decided to ask its clients to redeem the AUM and during the year 2017, trading on the aforementioned AUM was terminated. Specifically, and to support NAML’s decision to expand into the regulated fund and bank model, the Series Z (Multi-Asset Currency and Gold) have been improved and redeveloped into the following products:

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

The focus on the regulated bank and fund model was initiated in 2017 with the launch of the Feuris Fund A with AUM of approximately $6.67 million. The Company and its licensee are pursuing additional partnerships agreements with regulated funds for the use of our proprietary trainable trading algorithms, however, as of March 31, 2018, no new partnerships had yet been established.  However, notwithstanding these developments we expect to incur operating losses through the balance of this year because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We expect to cover such shortfall in operating margins through advances from our principal shareholder and other fund-raising measures that the Company deems appropriate.

Results of Operations

Three Months Ended March 31, 2018 and March 31, 2017

We had related party revenue of $76 and $422 for the three months ended March 31, 2018 and March 31, 2017, respectively. These revenues resulted from fees received from the Company's licensee, NAML, a company owned and controlled by NAHD Chairman and CEO. As discussed above, the Company has begun to focus on expansion into the regulated fund and bank model. As of March 31, 2018, due to market conditions that impact trading frequencies and volumes, the Company has yet to receive any significant license fees from the Fueris Fund based on the performance of the algorithms. Furthermore, future revenues are also not expected to be uniform and will demonstrate significant variation from month to month as they reflect variations related to trading volumes and trading performance, accrual of management fees, etc.

Operating expenses were $43,008 for the three-month period ended March 31, 2018, and consisted primarily of general and administrative expenses, outside service expenses and professional fees. This compares with operating expenses for the three-month period ended March 31, 2017 of $57,706, which consisted primarily of general and administrative expenses, and professional fees. The operating expenses at March 31, 2018 were lower than the corresponding operating expenses at March 31, 2017 because general and administrative expenses and professional fees were lower. As a result of the foregoing, we had a net loss from operations of $42,932 and a net loss of $42,932 for the three-month period ended March 31, 2018.  We had a net loss from operations of $57,284 and net income of $610,696 for the three-month period ended March 31, 2017, which includes a change in the contingent liability associated with the change in fair value of the securities acquired of $667,980 for the three months ended March 31, 2017.

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

Liquidity and Capital Resources

We had cash in the amount of $103,830 and $58,263 as of March 31, 2018 and December 31, 2017, respectively.  We had net cash used in operating activities for $24,484 for the three-month period ended March 31, 2018 and $43,052 of net cash used by operating activities for the three-month period ended March 31, 2017. We had cash flow of $70,000 from financing activities (from advances from shareholder) during the three-month period ended March 31, 2018 and $46,596 cash flows from financing activities during the three-month period ended March 31, 2017.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Revenue Recognition

The Company recognizes revenue from the services in accordance with ASC 606,” Revenue Recognition.” The Company recognizes revenue only when all of the following criteria have been met:

i.The contract with customers exists;

ii.Performance obligations in the contract has been provided;

iii.The fees are fixed or determinable;

iv.The fees are allocated based on the performance obligations in the contract;

v.Recognized when the performance obligation has been satisfied and the collection is reasonably assured.

Revenue is realized from Performance Fees received by MQL, the Company’s wholly-owned subsidiary, as described in Part I, Item 1 and Note 5 below. Specifically, in November 2015, MQL, entered into a Software License Agreement with New Asia Momentum Limited (“NAML”), a Company owned and controlled by NAHD's Chairman and CEO, Dr. Lin Kok Peng. In consideration of MQL's performance, NAML agreed to pay MQL in accordance with the following provisions:

i.License and Other Fixed Price Fees as set forth below:

oLicense fees shall be based on profits from the End Users' accounts. The license fee shall be calculated as follows:

oWhere the asset under management from all End Users is less than US$ 10 million, fifteen percent (15%) only of the profits from the End Users' accounts;

oIf the asset under management from all End Users exceed US$10 million, MQL's fees shall be separately agreed on between MQL and NAML, and if MQL and NAML are unable to agree on such apportionment, MQL shall still be entitled to fifteen percent (15%) only of the profits from the End Users' accounts;

oOn every anniversary date of the MQL Agreement, parties will review the performance of the Licensed Software and may by mutual agreement between MQL and NAML vary the license fee.

ii.Time & Material Fees: The charges for performance of any T&M tasks due to Work Orders will be billed monthly for charges incurred in the previous monthly period and are due and payable within thirty (30) days of the date of the invoice. Expenses may include, but are not limited to, reasonable charges for materials, office and travel expenses, graphics, documentation, research materials, computer laboratory and data processing, and out-of-pocket expenses reasonably required for performance. Expenses for travel and travel-related expenses and individual expenses in excess of US$500 require NAML’s prior approval.

Recent Accounting Pronouncements

In April 2016, the FASB issued Accounting Standards Update (“ASU”) 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in

Topic 606.   Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606

We have adopted the provisions of ASU No. 2014-09 on January 1, 2018, using the modified retrospective method. We do not have an adjustment to our operating balance of accumulated deficit for the adoption of this update. There was no impact to the statement of operations for any periods presented.

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

Our management conducted an evaluation as of March 31, 2018, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018 our disclosure controls and procedures were not effective due to the size and nature of the existing business operations. Given the size of our current operations and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our annual report on Form 10-K for the year ended December 31, 2017.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description	Filing

31.1	Certification of CEO pursuant to Sec. 302	Filed herewith.

31.2	Certification of CFO pursuant to Sec. 302	Filed herewith.

32.1	Certification of CEO and CFO pursuant to Sec. 906	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ASIA HOLDINGS, INC.

Date: May 21, 2018	By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)