Form 10-Q
period 2018-06-30
New Asia Holdings, Inc.
filed 2018-08-20
CIK 1485029

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 7th, 2018, the Company had 72,288,667 shares of common stock issued and outstanding.

FORM 10-Q

NEW ASIA HOLDINGS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEW ASIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$ 68,437	$ 58,263
Prepaid Expense	4,167	12,079
Total Current Assets	$ 72,604	$ 70,342

Other Assets
Deposit	1,115	1,115
Total Other Assets	1,115	1,115
TOTAL ASSETS	$ 73,719	$ 71,457

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 3,598	$ 3,150
Accrued Expenses	17,876	2,397
Advance from Shareholder, convertible to common stock per Note 4	702,550	632,550
Total Current Liabilities	724,024	638,097

Total Liabilities	$ 724,024	$ 638,097

Stockholders' Deficit
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, 72,288,667 shares issued and outstanding at June 30, 2018 and December 31, 2017.	72,289	72,289

Additional Paid In Capital	11,182,713	11,182,713
Accumulated Deficit	(11,905,176)	(11,822,279)

Accumulated Other Comprehensive (Loss) Income	(131)	637
Total Stockholders' Deficit	(650,305)	(566,640)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 73,719	$ 71,457

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

 (Unaudited)

	For the three months ended June 30, 2018	For the three months ended June 30, 2017	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Revenues
Service Income from related party	$ -	$ 1,426	$ 76	$ 1,848
Total revenues	-	1,426	76	1,848
Operating expenses
Professional Fees	10,204	18,901	26,230	46,013
Outside Service	8,400	9,502	16,800	19,632
General & Administrative expenses	21,361	20,630	39,943	41,094

Total operating expense	39,965	49,033	82,973	106,739

Loss from operations	(39,965)	(47,607)	(82,897)	(104,891)
Other Income
Change in fair value - Contingency Liability	-	2,063,316	-	2,731,296
Total other income	-	2,063,316	-	2,731,296

(Loss) income before income taxes	(39,965)	$ 2,015,709	(82,897)	$ 2,626,405

Provision for income taxes	-	-	-	-

Net (Loss) Income	(39,965)	$ 2,015,709	(82,897)	$ 2,626,405
Foreign currency translation (loss) income	(819)	38	(768)	(37)
Total Other Comprehensive (Loss) Income	(40,784)	$ 2,015,747	(83,665)	$ 2,626,368

Net (loss) income per common share-basic and fully diluted	(0.00)	$ 0.03	(0.00)	$ 0.04

Weighted average common shares outstanding-basic and diluted	72,288,667	68,948,967	72,288,667	68,948,967

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Cash flows from operating activities
Net (Loss) Income	(82,897)	$ 2,626,405
Adjustment to reconcile net Income (loss) to net cash used in operating activities:
Change in fair value of contingent liability	-	(2,731,296)
Changes in operating assets and liabilities:
Accounts Receivable- related party	-	1,333
Other- Receivable- related party	-	(4,650)
Prepaid expenses	7,912	6,960
Accounts payable	448	1,805
Accrued expenses	15,479	111
Net cash used in operating activities	(59,058)	(99,332)
Cash flows from financing activities
Advance from Shareholder	70,000	96,596

Net cash provided by financing activities	70,000	96,596
Effect of exchange rate on cash	(768)	(37)
Net increase in cash	10,174	(2,773)

Cash at beginning of period	58,263	72,308
Cash at end of period	$ 68,437	$ 69,535

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -
Taxes paid	$ 800	$ 800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Related Parties

The Company follows Accounting Standards Codification (“ASC”) 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See Note 4.

Revenue Recognition

The Company recognizes revenue from the services in accordance with ASC 606, “Revenue Recognition.” The Company recognizes revenue only when all of the following criteria have been met:

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

Recent Accounting Pronouncements

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606.   Rather, the amendments in this ASU clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The amendments in this ASU are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606.

We have adopted the provisions of ASU No. 2014-09 on January 1, 2018, using the modified retrospective method. We do not have an adjustment to our operating balance of accumulated deficit for the adoption of this update. There is no impact to the statement of operations for any periods being presented.

Note 2: Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained substantial losses of $11,905,176 since inception, has a working capital deficit of $651,420, and is in need of additional capital to grow its operations so that it can become profitable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, the ability of the Company to continue as a going concern is dependent upon growth of revenues and the ability of the Company to raise additional capital. Management believes that the deployment of its proprietary trainable trading algorithms in 2016, coupled with continued improvements and modifications to the algorithms, the change in focus in 2016 to the regulated fund and bank and model, which has resulted in several successfully completed transactions by NAML (NAML is a company owned and controlled by Dr. Lin Kok Peng, the Company’s Chairman and CEO), the Company’s licensee, to increase the assets under management (“AUM”) and the development of new productswill result in increased revenues.. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3: Common Stock

The Company has authorized 430,000,000 shares of capital stock, consisting of 400,000,000 shares of $0.001 par value common stock, and 30,000,000 shares of $0.001 par value preferred stock. The Company had 72,288,667 shares of common stock and no shares of preferred stock issued and outstanding as of June 30, 2018 and December 31, 2017.

As of June 30, 2018, NAHL, the Company’s principal shareholder, had not yet acted to exercise its option to convert advances from NAHL, the Company’s principal shareholder, to shares of common stock. Accordingly, as of June 30, 2018, the advances remain as an interest-free loan to the Company. See Note 4.

Note 4: Convertible Advances from Shareholder and Other Related Party Transactions

There were advances of $70,000 from NAHL, the Company’s principal shareholder, during the six-month period ended June 30, 2018. The total advances due are $702,550 and $632,550 from our principal shareholder as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, $465,594 of the advances constitute unsecured interest-free loans to the Company.  The advances were supposed to have been repaid by the close of business on October 31, 2016. In 2016, however, the Company and NAHL agreed that if the Company was unable to repay these advances by such date, NAHL, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above advances into common stock of the Company at a conversion price of $0.02 per share. As of June 30, 2018, NAHL, the Company’s principal shareholder, had not yet acted to exercise its option to convert the advances to shares of common stock, thus the total of $702,550 in advances presently remain as an unsecured interest-free loan to the Company. The $70,000 borrowed during the six-month period ended June 30, 2018 is non-interest bearing unsecured, and due on demand.

The Company has paid Jose Capote consulting fees for acting as the Company’s Secretary and Vice President in the amount of $9,000 and $9,000 for the six months ended June 30, 2018 and June 30, 2017, respectively.

The Company pays New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company, fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has paid New Asia Momentum Pte Ltd $23,867 and $22,800 for the six months June 30, 2018 and June 30, 2017, respectively.

In November 2015, MQL, the Company's wholly-owned subsidiary entered into a Software License Agreement with NAML, a Company owned and controlled by NAHD's Chairman and CEO, Dr. Lin Kok Peng. In consideration of MQL's performance, NAML agreed to pay MQL in accordance with the following provisions:

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

oOn every anniversary date of theMQL Agreement, parties will review the performance of the Licensed Software and may by mutual agreement between MQL and NAML vary the license fee.

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

NAML paid MQL a total of $76 and $1,848, in related party service revenue for the six months June 30, 2018 and June 30, 2017, respectively

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

The Company entered into an Office Service Agreement on September 12, 2017 with Premier Business Centers (“PBC”). Under the terms of the agreement, PBC granted the Company a license to use the facilities and services of PBC at 15615 Alton Parkway Suite 450, Irvine, CA 92618. The basic term of this agreement is month to month commencing August 1, 2017 with monthly fixed fees of $950.

The Company pays New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company, fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has paid New Asia Momentum Pte Ltd $23,867 and $22,800 for the six months June 30, 2018 and June 30, 2017, respectively.

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

It is our belief that our state-of-the-art, trainable, algorithms in our models will emulate aspects of the human brain, providing our algorithms with a self-training ability to formalize unclassified information and thus develop an enhanced ability to make forecasts based on the historical information and other data available at their disposal. Our neural networks will not make forecasts, instead, they will analyze price data and uncover opportunities. Using our proprietary neural network, trade decisions will be made based on thoroughly analyzed data (which is not generally possible when using traditional technical analysis methods). We offer a series of "next-generation" tools that can detect subtle non-linear interdependencies and patterns that other methods of technical analysis are unable to uncover.

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

The NAHD systems have been designed to constantly adapt themselves and to take intelligent positions as the market moves/changes. The models are subjected to rigorous testing akin to the volatile trading environment of major financial events/crisis that happened in recent history. These models are also programmed to have the ability to learn and adapt new manners of trading, effectively translating the human behavioral of trading into a predictive science. The NAHD cutting edge quantitative strategies and proprietary algorithmic trading system are developed to generate superior risk adjustable returns for its licensees and their clients. Since the adoption of the regulated fund and bank models, the risk profiles required by these regulated funds and banks reflects a lower level of risk, which has resulted in significantly reduced frequency of trading activities over the last several quarters. The Company continues to improve its products and, coupled the self-learning capabilities of the Algorithms the Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantees that such product improvements will translate to improved financial performance.

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

The focus on the regulated bank and fund model was initiated in 2017 with the launch of the Feuris Fund A with AUM of approximately $6.67 million. Since the adoption of the regulated fund and bank models, the risk profiles required by these regulated funds and banks reflects a lower level of risk, which has resulted in significantly reduced frequency of trading activities over the last several quarters. The Company continues to improve its products and, coupled the self-learning capabilities of the Algorithms the Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantees that such product improvements will translate to improved financial performance. The Company and its licensee are pursuing additional partnerships agreements with regulated funds for the use of our proprietary trainable trading algorithms, however, as of June 30, 2018, no new partnerships had yet been established.  However, notwithstanding these developments we expect to incur operating losses through the balance of this year because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We expect to cover such shortfall in operating margins through advances from our principal shareholder and other fund-raising measures that the Company deems appropriate.

Results of Operations

Three Months Ended June 30, 2018 and June 30, 2017

We had related party revenue of $0 and $1,426 for the three months ended June 30, 2018 and June 30, 2017, respectively. These revenues resulted from fees received from the Company's licensee, NAML, a company owned and controlled by NAHD’s Chairman and CEO. As discussed above, the Company has begun to focus on expansion into the regulated fund and bank model. As of June 30, 2018, due to market conditions that impact trading frequencies and volumes, the Company has yet to receive any significant license fees from the Fueris Fund based on the performance of the algorithms. Furthermore, future revenues are also not expected to be uniform and will demonstrate significant variation from month to month as they reflect variations related to trading volumes and trading performance, accrual of management fees, etc.

Operating expenses were $39,965 for the three-month period ended June 30, 2018, and consisted primarily of general and administrative expenses, outside service expenses and professional fees. This compares with operating expenses for the three-month period ended June 30, 2017 of $49,033, which consisted primarily of general and administrative expenses, and professional fees. The operating expenses at June 30, 2018 were lower than the corresponding operating expenses at June 30, 2017 because general and administrative expenses and professional fees were lower. As a result of the foregoing, we had a net loss from operations of $39,965 and a net loss of $39,965 for the three-month period ended June 30, 2018.  We had a net loss from operations of $47,607and net income of $2,015,709 for the three-month period ended June 30, 2017, which includes a change in the contingent liability associated with the change in fair value of the securities acquired of $2,063,316 for the three months ended June 30, 2017.

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

Six Months Ended June 30, 2018 and June 30, 2017

We had related party revenue of $76 and $1,848 for the Six-months ended June 30, 2018 and June 30, 2017, respectively. These revenues resulted from fees received from the Company's licensee, NAML, a company owned and controlled by NAHD Chairman and CEO. As discussed above, the Company has begun tofocus on expansion into the regulated fund and bank model. As of June 30, 2018, due to market conditions that impact trading frequencies and volumes, the Company has yet to receive any significant license fees from the Fueris Fund based on the performance of the algorithms. Furthermore, future revenues are also not expected to be uniform and will demonstrate significant variation from month to month as they reflect variations related to trading volumes and trading performance, accrual of management fees, etc.

Operating expenses were $82,973 for the six-month period ended June 30, 2018, and consisted primarily of general and administrative expenses, outside service expenses and professional fees. This compares with operating expenses for the six-month period ended June 30, 2017 of $106,739, which consisted primarily of general and administrative expenses, and professional fees. The operating expenses at June 30, 2018 were lower than the corresponding operating expenses at June 30, 2017 because general and administrative expenses and professional fees were lower. As a result of the foregoing, we had a net loss from operations of $82,897 and a net loss of $82,897 for the six-month period ended June 30, 2018.  We had a net loss from operations of $104,891 and net income of $2,626,405 for the six-month period ended June 30, 2017, which includes a change in the contingent liability associated with the change in fair value of the securities acquired of $2,731,296 for the six months ended June 30, 2017.

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

Liquidity and Capital Resources

We had cash in the amount of $68,437 and $69,535 as of June 30, 2018 and June 30, 2017, respectively.  We had net cash used in operating activities of $59,058 for the six-month period ended June 30, 2018 and $99,332 of net cash used in operating activities for the six-month period ended June 30, 2017. We had cash flows of $70,000 from financing activities (from advances from our principal shareholder) during the six-month period ended June 30, 2018 and $96,596 cash flows from financing activities during the six-month period ended June 30, 2017.

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

Recent Accounting Pronouncements

In April 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606.   Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606.

We have adopted the provisions of ASU No. 2014-09 on January 1, 2018, using the modified retrospective method. We do not have an adjustment to our operating balance of accumulated deficit for the adoption of this ASU. There was no impact to the statement of operations for any periods presented.

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

Our management conducted an evaluation as of June 30, 2018, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective due to the size and nature of the existing business operations. Given the size of our current operations and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2018.

ITEM 6. EXHIBITS

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

NEW ASIA HOLDINGS, INC.

Date: August 20, 2018	By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)