Form 10-Q
period 2018-09-30
New Asia Holdings, Inc.
filed 2018-11-19
CIK 1485029

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55410

NEW ASIA HOLDINGS, INC.

(Exact Name of Registrant as specified in its charter)

Nevada	450460095
(State or other jurisdiction of incorporation or organization	(IRS Employer Identification Number)

11 Beach Road #06-01, Singapore	189675
(Address of principal executive offices)	(Zip code)

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

As of November 19th, 2018, the Company had 72,288,667 shares of common stock issued and outstanding.

FORM 10-Q

NEW ASIA HOLDINGS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEW ASIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$52,156	$58,263
Prepaid Expense	1,667	12,079
Total Current Assets	$53,823	$70,342
	-	-
Other Assets
Deposit	195	1,115
Total Other Assets	195	1,115
TOTAL ASSETS	$54,018	$71,457

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$12,075	$3,150
Accrued Expenses	21,219	2,397
Advances From Shareholder (convertible to Common Stock per Note 4)	711,539	632,550
Total Current Liabilities	744,833	638,097

Total Liabilities	$744,833	$638,097

Stockholders' Equity
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, 72,288,667 shares issued and outstanding at September 30, 2018 and December 31, 2017	72,289	72,289

		-
Additional Paid In Capital	11,182,713	11,182,713
Accumulated Deficit	(11,945,627)	(11,822,279)
Accumulated Other Comprehensive Income (Loss)	(190)	637
Total Stockholders' Equity (Deficit)	(690,815)	(566,640)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$54,018	$71,457

The accompanying

notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

 (Unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues
Service Income from related party		$-	$76	$1,848
Total revenues	-	-	76	1,848
Operating expenses
Professional Fees	14,148	8,400	40,378	56,934
Outside Service	8,400	10,921	25,200	28,032
General & Administrative expenses	17,903	18,474	57,846	59,568

Total operating expense	$40,451	$37,795	$123,424	$144,534

Loss from operations	($40,451)	($37,795)	($123,348)	($142,686)
Other Expense
Bad Debt- Related Party		(4,650)		(4,650)
Change in fair value - Contingency Liability	$-	($1,766,436)		$964,860

Income (Loss) before income taxes	($40,451)	($1,808,881)	($123,348)	$817,524

Provision for income taxes	-	-	-	-

Net (Loss) Income	($40,451)	($1,808,881)	($123,348)	$817,524
Foreign Currency translation income (loss)	(59)	323	(827)	286
Total Other Comprehensive (loss) Income	($40,510)	($1,808,558)	($124,175)	$817,810

Net Income (Loss) per common share-basic and fully diluted	$0.00	$0.00	$0.00	$0.01

Weighted average common shares outstanding-basic and diluted	72,288,667	68,948,967	72,288,667	68,948,767

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended	For the nine months ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities
Net Income (Loss)	($123,348)	$817,524
Adjustment to reconcile net Income (loss) to net cash used by operating activities:
Bad Debt-Related Party		4,650
Change in fair value of contingent liability	-	(964,860)
Changes in operating assets and liabilities:
Accounts Receivable- related party		1,333
Prepaid expenses	10,412	5,155
Security Deposit	920
Accounts payable	8,925	(5,855)
Accrued expenses	18,822	2,513
Net cash used in operating activities	(84,269)	(139,540)

Cash flows from financing activities
Advance from Shareholder	78,989	96,596

Net cash provided by financing activities	78,989	96,596
Effect of exchange rate on cash	(827)	286
Net increase in cash	(6,107)	(42,658)

Cash at beginning of period	58,263	72,308
Cash at end of period	$52,156	$29,650

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Note 2: Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained substantial losses of $11,945,627 since inception, has a working capital deficit of $691,010, and is in need of additional capital to grow its operations so that it can become profitable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, the ability of the Company to continue as a going concern is dependent upon growth of revenues and the ability of the Company to raise additional capital. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3: Common Stock

The Company has authorized 430,000,000 shares of capital stock, consisting of 400,000,000 shares of $0.001 par value common stock, and 30,000,000 shares of $0.001 par value preferred stock. The Company had 72,288,667 shares of common stock and no shares of preferred stock issued and outstanding as of September 30, 2018 and December 31, 2017.

As of September 30, 2018, NAHL, the Company’s principal shareholder, had not yet acted to exercise its option to convert advances from NAHL, the Company’s principal shareholder, to shares of common stock. Accordingly, as of September 30, 2018, the advances remain as an interest-free loan to the Company. See Note 4.

Note 4: Convertible Advances from Shareholder and Other Related Party Transactions

There were advances of $78,989 from NAHL, the Company’s principal shareholder, during the nine-month period ended September 30, 2018. The total advances due are $711,539 and $632,550 from our principal shareholder as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, $465,594 of the advances constitute unsecured interest-free loans to the Company. The advances were supposed to have been repaid by the close of business on October 31, 2016. In 2016, however, the Company and NAHL agreed that if the Company was unable to repay these advances by such date, NAHL, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above advances into common stock of the Company at a conversion price of $0.02 per share. As of September 30, 2018, NAHL, the Company’s principal shareholder, had not yet acted to exercise its option to convert the advances to shares of common stock, thus the total of $711,539 in advances presently remain as an unsecured interest-free loan to the Company. The $78,989 borrowed during the nine-month period ended September 30, 2018 is non-interest bearing unsecured, and due on demand.

The Company has paid Jose Capote consulting fees for acting as the Company’s Secretary and Vice President in the amount of $13,500 and $13,500 for the nine months ended September 30, 2018 and September 30, 2017, respectively.

The Company pays New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company, fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has paid New Asia Momentum Pte Ltd $35,513 and $34,523 for the nine months ended September 30, 2018 and September 30, 2017, respectively.

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

NAML paid MQL a total of $76 and $3,181 in related party service revenue for the nine months September 30, 2018 and September 30, 2017, respectively

Note 5: Commitments and Contingencies

The Company entered into an Office Service Agreement on September 12, 2017 with Premier Business Centers (“PBC”). Under the terms of the agreement, PBC granted the Company a license to use the facilities and services of PBC at 15615 Alton Parkway Suite 450, Irvine, CA 92618. The basic term of this agreement is month to month commencing August 1, 2017 with monthly fixed fees of $950. This contract ended July 24, 2018.

The Company entered into another agreement for on July 31, 2018 with Premier Business Centers (“PBC”). Under the terms of the agreement, PBC granted the Company a license to use the facilities and services of PBC at 15615 Alton Parkway Suite 450, Irvine, CA 92618. The basic term of this agreement is month to month commencing August 1, 2018 with monthly fixed fees of $195.

The Company pays New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company, fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has paid New Asia Momentum Pte Ltd $35,513 and $34,523 for the nine months September 30, 2018 and September 30, 2017, respectively.

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

The focus on the regulated bank and fund model was initiated in 2017 with the launch of the Feuris Fund A with AUM of approximately $6.67 million. Since the adoption of the regulated fund and bank models, the risk profiles required by these regulated funds and banks reflects a lower level of risk, which has resulted in significantly reduced frequency of trading activities over the last several quarters. The Company continues to improve its products and, coupled the self-learning capabilities of the Algorithms the Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantees that such product improvements will translate to improved financial performance. The Company and its licensee are pursuing additional partnerships agreements with regulated funds for the use of our proprietary trainable trading algorithms, however, as of September 30, 2018, no new partnerships had yet been established.  However, notwithstanding these developments, we expect to incur operating losses through the balance of this year because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We expect to cover such shortfall in operating margins through advances from our principal shareholder and other fund-raising measures that the Company deems appropriate.

Results of Operations

Three Months Ended September 30, 2018 and September 30, 2017

We had related party revenue of $0 and $ 0 for the three months ended September 30, 2018 and September 30, 2017, respectively. These revenues resulted from fees received from the Company's licensee, NAML, a company owned and controlled by NAHD’s Chairman and CEO. As discussed above, the Company continues to focus on expansion into the regulated fund and bank model. As of September 30, 2018, due to market conditions that impact trading frequencies and volumes, the Company has yet to receive any significant license fees from the Fueris Fund based on the performance of the algorithms. Furthermore, future revenues are also not expected to be uniform and will demonstrate significant variation from month to month as they reflect variations related to trading volumes and trading performance, accrual of management fees, etc.

Operating expenses were $40,451 for the three-month period ended September 30, 2018, and consisted primarily of general and administrative expenses, outside service expenses and professional fees. This compares with operating expenses for the three-month period ended September 30, 2017 of $37,795, which consisted primarily of general and administrative expenses, and professional fees. The operating expenses at September 30, 2018 were higher than the corresponding operating expenses at September 30, 2017 because professional fees were slightly higher. As a result of the foregoing, we had a net loss from operations of $40,451 and a net loss of $40,451 for the three-month period ended September 30, 2018.  We had a net loss from operations of $37,795 and net loss of $1,804,231 for the three-month period ended September 30, 2017, which includes a change in the contingent liability associated with the change in fair value of the securities acquired of ($1,766,436) for the three months ended September 30, 2017.

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

Nine Months Ended September 30, 2018 and September 30, 2017

We had related party revenue of $76 and $1,848 for the nine-months ended September 30, 2018 and September 30, 2017, respectively. These revenues resulted from fees received from the Company's licensee, NAML, a company owned and controlled by NAHD Chairman and CEO. As discussed above, the Company has continued to focus on expansion into the regulated fund and bank model. As of September 30, 2018, due to market conditions that impact trading frequencies and volumes, the Company has yet to receive any significant license fees from the Fueris Fund based on the performance of the algorithms. Furthermore, future revenues are also not expected to be uniform and will demonstrate significant variation from month to month as they reflect variations related to trading volumes and trading performance, accrual of management fees, etc.

Operating expenses were $123,425 for the nine-month period ended September 30, 2018, and consisted primarily of general and administrative expenses, outside service expenses and professional fees. This compares with operating expenses for the nine-month period ended September 30, 2017 of $144,534, which consisted primarily of general and administrative expenses, and professional fees. The operating expenses at September 30, 2018 were lower than the corresponding operating expenses at September 30, 2017 because general and administrative expenses and professional fees were lower. As a result of the foregoing, we had a net loss from operations of $123,349 and a net loss of $123,348 for the nine-month period ended September 30, 2018.  We had a net loss from operations of $142,686 and net income of $817,524 for the nine-month period ended September 30, 2017, which includes a change in the contingent liability associated with the change in fair value of the securities acquired of $964,860 for the nine months ended September 30, 2017.

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

Liquidity and Capital Resources

We had cash in the amount of $52,156 and $29,650 as of September 30, 2018 and September 30, 2017, respectively.  We had net cash used in operating activities of $84,269 for the nine-month period ended September 30, 2018 and $139,540 of net cash used in operating activities for the nine-month period ended September 30, 2017. We had cash flows of $78,989 from financing activities (from advances from our principal shareholder) during the nine-month period ended September 30, 2018 and $96,596 cash flows from financing activities during the six-month period ended September 30, 2017.

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

Our management conducted an evaluation as of September 30, 2018, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective due to the size and nature of the existing business operations. Given the size of our current operations and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our quarterly report on Form 10-Q for the quarter ended June 30, 2018.

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

NEW ASIA HOLDINGS, INC.

Date: November 19 , 2018	By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)