Form 10-K
period 2018-12-31
New Asia Holdings, Inc.
filed 2019-04-16
CIK 1485029

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-55410

New Asia Holdings, Inc.
(Exact name of registrant as specified in its charter)
Nevada	450460095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11 Beach Road #06-01 Singapore 189675
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [X]	Smaller reporting company [X]
Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-afﬁliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second ﬁscal quarter. As of June 29, 2018, the aggregate market value was $94,434.

The number of shares outstanding of each of the issuer's classes of common stock, as of April 16, 2019, is as follows:

Classes of Common Stock	Shares Outstanding
Common Stock, $0.001 par value	72,288,667

DOCUMENTS INCORPORATED BY REFERENCE

None.

New Asia Holdings, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2018

TABLE OF CONTENTS

PART I

Special Note Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the registrant, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the registrant to sustain, manage or forecast its growth; the ability of the registrant to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Annual Report on Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The registrant disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

ITEM 1.	BUSINESS.

Overview

Since December 24, 2014, New Asia Holdings, Inc. (the "Company" or "NAHD") has been developing and deploying its proprietary, neural trading models for the financial community. We offer trading software solutions to clients on the basis of a "Software as a Service (SaaS)" licensing and delivery models with licensed users availing themselves of service-based contractual arrangements.

The Company's products capitalize the large volume of the 24 hours Forex markets to achieve capital appreciation over a medium- to long- term basis, combined with the usage of a good wealth vehicle in order to control risk, profit from both bull or bear markets, maximize liquidity and economic resilience.

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

The NAHD systems have been designed to constantly adapt themselves and to take intelligent positions as the market moves/changes. The models are subjected to rigorous testing akin to the volatile trading environment of major financial events/crisis that happened in recent history. These models are also programmed to have the ability to learn and adapt new manners of trading, effectively translating the human behavioral of trading into a predictive science. The NAHD quantitative strategies and proprietary algorithmic trading system are developed to generate risk adjustable returns for its licensees and their clients.

The Company's focus over the last two years has been to license its algorithm to licensees, regulated funds, banks to capitalize on the large volume of the 24 hours Forex markets to achieve capital appreciation over a medium- to long- term basis, combined with the usage of a good wealth vehicle in order to control risk, profit from both bull or bear markets, maximize liquidity and economic resilience.

The algorithms were placed into commercial operation in November 2015 upon the execution of a Software Licensing Agreement for the deployment of the proprietary trainable, trading algorithms of Magdallen Quant Pte Ltd. (“MQL”) with New Asia Momentum Limited (“NAML”), a company owned and controlled by NAHD’s Chairman and CEO, Dr. Lin Kok Peng. Under the terms of the Software License Agreement, NAML agreed to pay MQL a license fee and certain other fixed and time and materials fees. Throughout this period NAML grew its retail assets under management (“AUM”) from zero to approximately $2.5 million.

In conjunction with the expansion into the regulated fund and bank model, NAML decided to ask its clients to redeem the AUM and as of September 30, 2017, trading on the AUM was terminated. Specifically, and to support NAML’s decision to expand into the regulated fund and bank model, the Series Z (Multi-Asset Currency and Gold) have been redeveloped into the following products:

•7.42.31

•7.43.315

•7.43.325

In January 2017, the Company’s licensee, NAML, entered into an agreement with Ferrell Asset Management Pte Ltd (“FAMPL”), a wholly-owned subsidiary of Ferrell Financial Group, which started as an exempt fund manager in 2004, holds a Capital Markets Services License issued by the Monetary Authority of Singapore (the “MAS”) for the provision of fund management services to individuals who are accredited investors (“Accredited Investors”) as defined in Section 4A(1)(a)(i) of the Securities and Futures Act (Chapter 289) of Singapore. The Ferrell Financial Group is an Asia-focused financial services group dedicated to serving the investment and wealth management needs of family offices and private individuals globally. As an independent, privately held group, Ferrell forms strategic partnerships with financial institutions and other relevant organizations to provide customized portfolio solutions for its clients.

The focus on the regulated bank and fund model was initiated in 2017 with the launch of the Feuris Fund A with AUM of approximately $6.67 million. Since the adoption of the regulated fund and bank models, the risk profiles required by these regulated funds and banks reflects a lower level of risk, which has resulted in significantly reduced frequency of trading activities over the last several quarters. The Company continues to improve its products and, coupled the self-learning capabilities of the Algorithms the Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantees that such product improvements will translate to improved financial performance. The Company and its licensee are pursuing additional partnerships agreements with regulated funds for the use of our proprietary trainable trading algorithms, however, as of April 1, 2019, no new partnerships had yet been established.

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

On August 25, 2015, the Company completed the acquisition of MQL. The acquisition was accomplished through a share exchange with Mr. Anthony Ng Zi Qin of 7,422,000 new restricted shares ("Consideration Shares") of common stock of the Company, with a value of $0.41 per share, and an aggregate fair value of $3,043,020, in exchange for the entire issued and outstanding capital of MQL held by Mr. Anthony Ng Zi Qin, consisting of 8,000,100 shares of stock issued at par value of SGD 1.00 per share, or $0.714 on the acquisition date. On August 19, 2016, the Company and Anthony Ng Zi Qin entered into an Addendum (the “First MQL Addendum”) to the Share and Purchase Agreement (the “MQL Agreement”) to extend the August 25, 2016 anniversary date for the adjustment of issued shares for an additional period of 12 months. On November 10, 2017, the Company and Anthony Ng Zi Qin signed an Addendum (the “Second MQL Addendum”) to the MQL Agreement, as amended, pursuant to which the Company agreed to issue an aggregate of 3,339,900 shares of common stock, in satisfaction of the shortfall in the value of the shares issued. These shares were issued on December 12, 2017 in full satisfaction of the aforementioned contingent liability.

Algorithm Trading Generally

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

There are three general types of algorithmic trading:

•Systematic trading: Systematic Trading refers to any trading strategy that is a "rule-based" systematic/repetitive approach to execution trading behaviors. This is often achieved through utilization of an expert system that replicates previously captured actions of real traders.

•High-frequency trading (HFT): HFT is a more specific area, where the execution of computerized trading strategies is characterized by extremely short position-holding periods in excess of a few seconds or milliseconds.

•Ultra-high-frequency trading: Sometimes also known as low-latency trading refers to HFT execution of trades in sub-millisecond times through co-location of servers and stripped down strategies, direct market access, or individual data feeds offered by Exchanges and others to minimize network and other types of latencies.

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

The Company has strived to develop systems which are adaptive and where no two trades are the same. This is because the market is changing all the time (every hour, minute and second). Thus, it is imperative to achieve an acceptable level of machine learning adaptability within the confines of the boundaries of trading. This enables our clients to stay in the highly challenging game of trading under most, if not all, market conditions.

The NAHD Strategies refer to the precise nature of the entire spectrum of activities employed by a software system starting from pre-trade analysis, model selection, signal generation, trade execution, and post-trade handling.

•Momentum

A trend following trading strategy that aims to capitalize on the continuance of existing trends in the market. The algorithm assumes large increases in the price of a security will be followed by additional gains and vice versa for declining values.

•Mean Reversion

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

Company Business Model

The Company's focus is to capitalize the volatility of the 24 hour Forex markets to achieve capital appreciation over a medium to long term combined with the usage of a good wealth vehicle in order to control risk, profit from both bull or bear markets, maximize liquidity and economic resilience (recession proof).

The NAHD systems were designed to constantly adapt themselves and to take intelligent positions as the market moves/changes. The models have been subjected to rigorous testing akin to the volatile trading environment of major financial events/crisis that happened in recent history. These models are also programmed to have the ability to learn and adapt new manners of trading; effectively translating the human behavioral of trading into a predictive science. The NAHD cutting edge quantitative strategies and proprietary algorithmic trading system are developed to generate superior risk adjustable returns for the Holders. However, since the adoption of the regulated fund and bank models, the risk profiles required by these regulated funds and banks reflects a lower level of risk, which has resulted in significantly reduced frequency of trading activities over the last several quarters, thus the actual results have not reflected the back-testing activities. The Company continues to improve its products and, coupled the self-learning capabilities of the Algorithms the Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantees that such product improvements will translate to improved financial performance.

NAHD's foreign exchange trading algorithms consist of the following:

MQ X1 (Pound / Dollar)

MQ Y1 (Pound / Dollar)

MQ Z1 (Multi-Asset Currency and Gold) and it’s DTST updates:

o7.42.31

o7.43.315

o7.43.325

Summary of Back-Testing Results

The three primary competitive advantages associated with the above trading algorithms are rates of return, efficiency and safety.

Fund	MQ X1	MQ Y1	MQ Z1 @ 2%
Number of Trades	272	112	376
Sharpe Ratio	3.3	2.9	2.44
Profit Factor	2.5	3.46	1.99
Return/DD	26.09	16.69	16.71
Winning (%)	59.93%	64.29%	75%
Drawdown (%)	29.34%	62.99%	2.57%

The backend programming associated with the MQ X1 and the MQ Y1 are driven by mean reversion whereas the backend of the MQ Z1 is driven by momentum and trend following. All the algorithms incorporate currency flows and are designed to reduce positions when trends become adverse.

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

The Company's business model reflects the following major activities:

1.The Company has entered into a world-wide Exclusive License with NAML. NAML, in turn, offers these proprietary, trainable, algorithm trading software solutions to broker-dealers, banks, funds and other clients on the basis of a "Software as a Service" (SaaS) licensing and delivery model, with sub-licensed users availing themselves of service-based contractual arrangements. The exclusive licensing agreement calls for NAML to pay MQL royalty fees equal to 20% of the trading profits achieved by the SaaS contract agreements that NAML executes with its clients. NAHD's market strategy revolves around it's licensee(s) sub-licensing its algorithms to asset managers that each have between $1 million and $100 million in assets under management. The targeted geographic market is Asia, with an initial emphasis on Singapore, Hong Kong, Indonesia, and Australia.

2.The Company and/or its licensee, NAML, enters into partnership agreements with regulated funds wherein these funds will utilize the Company’s algorithm products. The Company expects to receive license fees based on the performance of the algorithms on the basis of negotiated Performance Fees

3.The Company may utilize its proprietary trainable trading algorithms to trade in its own funds through a wholly-owned subsidiary that would be established at an appropriate time

The Company's strategy is based on the key features summarized below:

A $ 6 trillion per day market that is categorized as the market closest to the ideal of perfect competition; a market that is unique because of the following characteristics:

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

According to Gartner Group estimate, software as a service (SaaS) -- remains the largest segment of the cloud market, with revenue expected to grow 17.8% to reach $85.1 billion in 2019.

Table 1. Worldwide SaaS Revenue Forecast (Billions of U.S. Dollars)

	2018	2019	2020	2021
SaaS	72.2	85.1	98.9	113.1

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

Company (NAHD) and Business Structure

NAHD
Lin Kok Peng (also NAHD CEO)
100%
100%
100%
INVESTING OWN FUNDS (To be determined)
MAGDALLEN QUANT PTE LTD
NEW ASIA MOMENTUM LTD (Master Licensee)
Shared Perf Fee
REGULATED FUNDS (Partnership Agmts)
REGULATED FUNDS
Perf Fee
FUND CLIENTS
FUND CLIENTS

The Company has partnered with FAMPL, a wholly-owned subsidiary of Ferrell Financial Group, which started as an exempt fund manager in 2004, holds a Capital Markets Services License issued by the MAS for the provision of fund management services to individuals who are accredited investors (“Accredited Investors”) as such terms are defined in Section 4A(1)(a)(i) of the Securities and Futures Act (Chapter 289) of Singapore. The Ferrell Financial Group is an Asia-focused financial services group dedicated to serving the investment and wealth management needs of family offices and private individuals globally. As an independent, privately held group, Ferrell forms strategic partnerships with financial institutions and other relevant organizations to provide customized portfolio solutions for its clients.

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

On July 18, 2005, we entered into a share exchange agreement (the "Share Exchange Agreement") with Direct Success, Inc. As a result of the share exchange contemplated by the Share Exchange Agreement (the “Share Exchange”), we issued shares of common stock to the shareholders of Direct Success, Inc. in exchange for all of the issued and outstanding common stock in Direct Success, Inc. On December 14, 2005, we changed our name from Midwest E.S.W.T. Corp. to DM Products, Inc.  As a result of the Share Exchange, Direct Success, Inc. became our wholly owned subsidiary. At the time of the Share Exchange, Direct Success, Inc. had an accumulated loss of $6,195,881. The Company dissolved Direct Success, Inc. on April 23, 2013 and April 5, 2013.

On December 24, 2014, the board of directors authorized the Company to enter into a Stock Purchase Agreement (the "Agreement") with four accredited investors, pursuant to which the Company issued an aggregate of 58,904,964 shares of common stock, or approximately 97% of the issued and outstanding common stock of the Company, at an aggregate purchase price of $350,000 resulting in a change of control. The stock was issued as follows: 54,957,724 shares of common stock to New Asia Holdings Limited for $326,546, 1,821,803 shares of common stock to Wong Kai Fatt for $10,825, 1,518,169 shares of common stock to Earth Heat Ltd. for $9,021, and 607,268 shares of common stock to Kline Law Group PC for $3,608. Since we effected a change of control on December 24, 2014, we have focused on the development and licensing of advanced, proprietary, neural trading models for the financial community.

On January 23, 2015, we changed the Company’s name from DM Products, Inc. to New Asia Holdings, Inc.

On August 19, 2015, the Board of Directors of the Company approved a resolution acknowledging that New Asia Holdings Ltd, the principal controlling shareholder of the Company, (i) had been advancing funds in the amount of $220,000 to the Company since December 24, 2014 to pay for operating expenses of the Company and (ii) would be required to advance an additional $80,000 to the Company to fund further operating expenses of the Company. The Board further resolved that these advances would constitute an interest-free loan to the Company to be repaid by the close of business on October 31, 2015. However, if the Company was unable to repay these advances by such date, New Asia Holdings Ltd, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above advances into common stock of the Company at a conversion price of $0.02 per share. Through 2018, the Company had received an total of $711,539 in the form of an interest-free loan from its principal shareholder. As of December 31, 2018, New Asia Holdings Ltd, had not yet acted to exercise its option to convert the Advances to shares of common stock, thus the Advances remained as an interest-free loan to the Company.

On August 28, 2015, the Company completed the acquisition of MQL, which is focused on the research, development and deployment of advanced, proprietary, state-of-the-art, trainable trading algorithms. The acquisition was accomplished through a share exchange with Mr. Anthony Ng Zi Qin of 7,422,000 new restricted shares of common stock of the Company with a fair value of $3,043,020 in exchange for the entire issued and outstanding capital of MQL, held by Mr. Anthony Ng Zi Qin, consisting of 8,000,100 shares issued at par value of SGD$1.00 per share, or $0.714, on the acquisition date and additional contingent consideration of $4,099,837.

In November 2015, MQL, the Company's wholly owned subsidiary, entered into a Software License Agreement (the “MQL Agreement”) with NAML, a Company owned and controlled by NAHD's Chairman and CEO, Dr. Lin Kok Peng.

Pursuant to the MQL Agreement, as amended, if the average trading price of the Company's shares based on the 7 days closing price over the period immediately before the second anniversary date (August 25, 2017) of the MQL Agreement and the seventh day falling on the second anniversary date of the MQL Agreement was below $1.00, the Company shall issue additional shares to Anthony Ng Zi Qin to make up the difference between the value of the consideration shares based on such 7 days closing history and the sum of SGD 10,000,000. The difference between the fair value of the securities acquired and the value of the shares issued ($4,099,837) as well as the positive change in the common stock share price created a contingent liability in amount $6,994,417 for the period ended December 31, 2016. On November 10, 2017, the Company and Anthony Ng Zi Qin entered into the Second MQL Addendum, pursuant to which the parties agreed that the Company would issue an aggregate of 3,339,900 shares in complete satisfaction of the shortfall in the value of the shares issued pursuant to the MQL Agreement, as amended.

Corporate Website

The Company’s corporate website is www. newasiainc.com, however it is currently under construction.

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

Certain factors may have a material adverse effect on our business, financial condition and results of operations. Investors should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K and other reports we file with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our historical and financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or uncertainties actually occurs, our business, financial condition, results of operations, liquidity, cash flows and prospects could be materially and adversely affected. As a result, the price of our common stock could decline significantly, and an investor could lose all or part of its investment in our common stock. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

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

Leverage Risk

The Software makes use of leverage on relatively small margin deposits. Trading on margin and leverage means that the Holder can buy and sell assets that represent more value than the capital in the Holder's account. A leverage of 50 times means the Holder can buy or sell up to $1,000,000 worth with only a capital of $20,000. High leverage or low margin can result in significant losses as a relatively small price movement may cause a proportionately larger impact on participating placements. The leveraged nature of the Software means that the Holder would increase his exposure risk the volatility of the market and a change in the market would result in greater change in the position taken by the Holder ("leverage effect"). Holders may get back less than placed and, in the case of higher risk strategies, Holders may lose the entirety of their placement.

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

We will need additional capital to bring our operations to a sustainable level over the next twelve months. In 2018, we raised approximately $78,989 from advances from our principal shareholder in connection with and after the change of control in February 2015. We believe that, in addition to the capital raised thus far, we will require up to an additional $150,000 to satisfy our operating cash needs for the next 12 months. However, if we are unable to generate the projected amount of revenue and profits from our operations within the next 12 months, we will need to seek additional financing.

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

We have incurred significant losses in prior periods. Our accumulated deficit at December 31, 2018 was $11,968,027. We incurred net loss in 2018 of $145,748 and net income of $1,035,662 in 2017. If we are not able to attain profitability in the near future and long-term future, the trading price of our stock could decline and our financial condition could deteriorate as we could, among other things, deplete our cash, incur additional indebtedness and issue additional equity that could cause significant dilution, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

We have unsecured loans that are overdue, and we will likely need to raise capital to repay the loan or will need to convert the loan to our common stock at the discretion of our principal shareholder.

During 2015, we received interest free loans from New Asia Holdings Ltd, our principal shareholder, in the aggregate principal amount of $316,533 to pay for operating expenses and investments of the Company that were due to be repaid on October 31, 2015. However, if the Company was unable to repay these loans by such date, New Asia Holdings Ltd, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above Advances into Common Stock at a conversion price of $0.02 per share. As of December 31, 2018, New Asia Holdings Ltd had not yet acted to exercise its option to convert the loans to shares of common stock, thus the loans presently remain as an interest-free loan to the Company. As of December 31, 2018, we had received total interest free loans from New Asia Holdings Ltd in the aggregate principal amount of $711,539. If we are unable to repay these loans or convert the loan, this would likely have a material adverse effect on our operations, our ability to raise capital and the price of our stock.

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

Our independent auditors’ report for the fiscal years ended December 31, 2018 and 2017 is qualified as to our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2018 and 2017, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The presence of the going concern explanatory paragraph may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

We face competition for customers from other providers of technology solutions to participants in the financial services community. If prospective customers are reluctant to switch from their existing service providers and adopt our products and services, our sales will not grow or may decline, we could be materially and adversely affected, and our stock price could decline significantly.

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

If we do not manage our growth effectively, our operating results may be materially and adversely affected, and our stock price could decline significantly.

The growth and expansion of our business and product and service offerings will place a significant strain on our management, operational and financial resources. To manage our growth effectively, we will need to continue to improve our algorithm products, our operating, accounting, financial and administrative systems and our procedures, controls and processes, including, without limitation:

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

These improvements may require meaningful capital expenditures and allocation of management and personnel and consultant resources. Our failure to make these improvements or hire any additional necessary personnel, or the failure of our systems, procedures, controls and processes to operate in the intended manner, may result in our inability: to manage our expected growth, which could materially and adversely affect our operating results; to accurately report or forecast our revenue, expenses and earnings; or to prevent certain losses.

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

Our success depends largely on the efforts and abilities of the key members of our senior management team, including Lin Kok Peng, PhD, who serves as the Company's Chief Executive Officer, Chief Financial Officer, and Chairman of the Board as well as a director, Jose Capote, who serves as the Company's Vice President and Secretary, and Allister Lim Wee Sing, who serves as a director of the Company. Because each member of our senior management team has a different area of specialization, the departure of any one of these individuals could create a deficiency in one of the core aspects of our business. Any failure of our management team to successfully integrate could also have a negative impact on our business. We are also dependent on the efforts of our team of technology professionals, and on our ability to recruit and retain highly skilled and often specialized personnel, particularly in light of the rapid pace of technological advances. The level of competition in the technology industry for individuals with this level of experience or these skills is intense. Significant losses of key personnel, particularly to competitors, could make it difficult for us to compete successfully. In addition, we may be unable to attract and retain qualified management and personnel in the future, including in relation to any diversification of our product and service offerings into new asset classes and/or new geographic locations.

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

Our common stock is currently traded on the over the counter (OTC) market on the OTCQB tier of the OTC Markets, and there is currently only a limited public trading market for our common stock. We cannot predict the extent to which investor interest in the Company and our common stock will lead to the development or continuance of an active trading market or how liquid that trading market for our common stock might become. If an active trading market for our common stock does not develop or is not sustained, it may be difficult for investors to sell shares, particularly large quantities, of our common stock at a price that is attractive or at all. As a result, an investment in our common stock may be illiquid and investors may not be able to liquidate their investment readily or at all when they desire to sell.

Regulation of penny stocks.

The SEC has adopted a number of rules to regulate "penny stocks." Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, other than a security registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security are provided by the exchange or system), the rules would apply to the Company and to its securities. The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low-price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (A) the broker or dealer is required to provide the person with the written statement and (B) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement.

It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the "penny stock" and information on the limited market. Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

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

We have a large amount of authorized but unissued common stock and preferred stock which our Board of Directors may issue without shareholder approval. We will need additional capital to bring our operations to a sustainable level over the next twelve months and may seek this capital in the form of equity financing. We may also seek to raise additional equity capital in the future to fund business alliances, develop new prototypes, and grow our services, manufacturing and sales capabilities organically or otherwise.

In addition to additional issuances of our common stock or preferred stock in private placements or public offerings, we may issue shares as part or all of the consideration in any merger, acquisition, joint venture or other strategic alliance that we enter.

Any issuance of additional shares of our common stock or preferred stock will dilute the percentage ownership interest of all shareholders and may dilute the book value per share of our common stock and may negatively impact the market price of our common stock.

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

The Company currently maintains a mailing address at 11 Beach Road #06-01, Singapore and a US Office at 15615 Alton Parkway, Suite 4500, Irvine CA 92618. The Company's telephone number in Singapore is +65 6820 8885, the Company's telephone number in the USA Office is 1-949-271-6333.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCQB tier of the OTC Markets. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our common stock is quoted on the OTCQB under the symbol, “NAHD.”

On April 10, 2019, the closing price for our common stock on the OTCQB was $0.05 per share with respect to an insignificant volume of shares. The volume of shares quoted on the OTC Markets was insignificant and therefore, does not represent a reliable indication of the fair market value of these shares.

Approximate Number of Holders of Our Common Stock

As of April 10, 2019, there were approximately 299 holders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Common Stock

The Company's Articles of Incorporation authorize the issuance of 400,000,000 shares of common stock, par value of $0.001 per share ("Common Stock"). Each record holder of Common Stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. The Company's Articles of Incorporation do not permit for cumulative voting for the election of directors. As of December 31, 2018, we had 72,288,667 shares of our Common Stock issued and outstanding.

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

Recent Issuances of Unregistered Securities

None.

Transfer Agent

Our independent stock transfer agent is Pacific Stock Transfer. The transfer agent’s address is 4045 S. Spencer Street, Suite 403, Las Vegas, NV 89119. The transfer agent’s telephone number is (702) 361-3033, and its fax number is (702) 433-1979. Pacific Stock Transfer’s website is located at www.pacificstocktransfer.com.

ITEM 6.	SELECTED FINANCIAL DATA.

A smaller reporting company is not required to provide the information in this Item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Management's Discussion and Analysis contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as "may", "will", "should", "anticipate", "believe", "expect", "plan", "future", "intend", "could", "estimate", "predict", "hope", "potential", "continue", or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption "Risk Factors". We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this annual report on Form 10-K.

Overview

After the change in control in December 2014, we have focused on developing highly advanced, proprietary, neural trading models for the financial community. We believe that our state-of-the-art, trainable, algorithms in our models will emulate aspects of the human brain, providing our algorithms with a self-training ability to formalize unclassified information and thus develop an enhanced ability to make forecasts based on the historical information and other data available at their disposal. Our neural networks do not make forecasts. Instead, they analyze price data and uncover opportunities. Using our proprietary neural network, trade decisions are made based on thoroughly analyzed data (which is not generally possible when using traditional technical analysis methods).

On August 28, 2015, the Company completed the acquisition of Magdallen Quant Pte Ltd (“MQL”), which is focused on the research, development and deployment of advanced, proprietary, state-of-the-art, trainable trading algorithms. The acquisition was accomplished through a share exchange with Mr. Anthony Ng Zi Qin of 7,422,000 new restricted shares ("Consideration Shares") of common stock of the Company, at a market value of $0.41 per share, with an aggregate fair value of $3,043,020 in exchange for the entire issued and outstanding capital of MQL, held by Mr. Anthony Ng Zi Qin, consisting of 8,000,100 shares of stock issued at par value of SGD$1.00 per share, or $0.714, on the acquisition date, on December 12, 2017, consistent with an addendum to the original Share Purchase Agreement (“SPA”) signed on November 10, 2017, the Company issued an additional 3,339,900 shares of the Company’s common stock to Mr. Qin in full satisfaction of the contingent liability as had been set forth in the original SPA, as amended.

We offer trading software solutions to clients on the basis of a "Software as a Service (SaaS)" licensing and delivery models with licensed users availing themselves of service-based contractual arrangements. Our proprietary trading models have been developed by a team of professional engineers in communications, electronic circuitry design and financial engineering. Our systems take intelligent positions as the market moves/changes. Our proprietary algorithmic trading systems can generate superior, risk adjustable, returns for our clients.

We began offering a series of "next-generation" tools that can detect subtle non-linear interdependencies and patterns that other methods of technical analysis are unable to uncover to retail clients through our exclusive licensee, NAML, as of mid-2017, the Company decided to focus on offering our algorithms to the regulated banks and funds and NAML terminated the retail trading platform. The focus on the regulated bank and fund model was initiated in 2017 with the launch of the Feuris Fund A with AUM of approximately $6.67 million. Since the adoption of the regulated fund and bank models, the risk profiles required by these regulated funds and banks reflects a lower level of risk, which has resulted in significantly reduced frequency of trading activities over the last several quarters. The Company continues to improve its products and, coupled the self-learning capabilities of the Algorithms the Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantees that such product improvements will translate to improved financial performance. The Company and its licensee are pursuing additional partnerships agreements with regulated funds for the use of our proprietary trainable trading algorithms, however, as of December 31, 2018, no new partnerships had yet been finalized.

Results of Operations.

The following table provides selected financial data about us for the fiscal years ended December 31, 2018 and December 31, 2017. For detailed financial information, see the audited Financial Statements included in this annual report on Form 10-K.

	December 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$28,617	$58,263
Prepaid Expense	13,225	12,079
Total Current Assets	41,842	70,342
Other Assets
Deposit	195	1,115
Total Other Assets	195	1,115
TOTAL ASSETS	42,037	71,457

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	17,297	3,150
Accrued Expenses	26,402	2,397
Advance From Shareholder	711,539	632,550
Total Current Liabilities	755,238	638,097

Total Liabilities	755,238	638,097

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, shares issued 72,288,667 outstanding at December 31, 2018 and December 31, 2017, respectively	72,289	72,289

Additional Paid In Capital	11,182,713	11,182,713
Accumulated Deficit	(11,968,027)	(11,822,279)
Accumulated Other Comprehensive income (loss)	(176)	637
Total Stockholders’ Deficit	(713,201)	(566,640)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$42,037	$71,457

During fiscal 2018, we generated $76 in revenues compared to fiscal 2017 wherein we generated $1,848 in revenues. In addition, we have a history of losses. The reduction in fiscal 2018 revenues resulted from the 2017 termination of the “retail model” (accompanied by the return of AUM assets to clients) by our exclusive licensee, NAML, and the implementation of the regulated fund and bank model that was initiated in 2017 that has resulted in the establishment of Feuris Fund A with an AUM of between $ 6.67 million. However, since the adoption of the regulated fund and bank models, the risk profiles required by these regulated funds and banks reflects a lower level of risk, which has resulted in significantly reduced frequency of trading activities over the last several quarters. The Company continues to improve its products and, coupled the self-learning capabilities of the Algorithms the Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantees that such product improvements will translate to improved financial performance.

As of our fiscal year end December 31, 2018 and December 31, 2017, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses were $145,844 for the year ended December 31, 2018 and consisted primarily of general and administrative expenses and professional fees. This compares with operating expenses for the year ended December 31, 2017 of $182,455, which primarily consisted of general and administrative expenses and professional fees. The nominal decrease in such expenses in the year ended December 31, 2018 was related to slightly reduced legal, accounting, office rental and other fees.

As a result of the foregoing, we had net loss of $145,748 for the year ended December 31, 2018. This compares with a net income for the year ended December 31, 2017 of $1,035,662 which included income of $1,220,919 associated with the fulfillment (elimination) of the contingent liability associated with the change in fair value of $1,335,960 for the year ended December 31, 2017.

After the change in control in December 24, 2014, and the acquisition of our proprietary trainable trading algorithm assets in August 2015, the Company has been implementing its business model, as described above. We expect that we will need to raise additional funds to support the continued implementation and expansion of our business model (focused on the regulated fund and bank model) including, working capital and for the acquisition of new businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We had begun to generate nominal revenues since the second quarter of 2016, however, due to the change in strategy to focus on the regulated bank and fund model, the Company’s licensee decided to terminate all activities with retail clients and the retail AUM was returned to retail clients. The focus on the regulated bank and fund model was initiated in 2017 with the launch of the Feuris Fund A with AUM of approximately $6.67 million. However, since the adoption of the regulated fund and bank models, the risk profiles required by these regulated funds and banks reflects a lower level of risk, which has resulted in significantly reduced frequency of trading activities over the last several quarters. The Company continues to improve its products and, coupled the self-learning capabilities of the Algorithms the Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantees that such product improvements will translate to improved financial performance. The Company and its licensee are pursuing additional partnerships agreements with regulated funds for the use of our proprietary trainable trading algorithms, however, as of December 31, 2018, no new partnerships had yet been finalized. We expect to incur operating losses through the balance of 2019 because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We expect to cover such shortfall in operating margins through advances from our principal shareholder and other fund-raising measures that the Company deems appropriate.

Liquidity and Capital Resources.

As of December 31, 2018, we had cash of $28,617, compared to $58,263 at December 31, 2017.

We had net cash used in operating activities of $(107,822) for the year ended December 31, 2018 and $(181,041) of net cash used by operating activities for the year ended December 31, 2017.

We had net cash flows from financing activities of $78,989 resulting from advances from our principal shareholder during the year ended December 31, 2018, compared to $166,596 cash flows from financing activities during the year ended December 31, 2017.

We had no cash flows from investing activities during the year ended December 31, 2018, compared to no cash flows from investing activities for the year ended December 31, 2017.

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

The full text of our audited financial statements as of December 31, 2018 and 2017 begins on page F-1 of this annual report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2018.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) as outlined by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018. We have identified the following material weakness as of December 31, 2018:

▪Lack of sufficient written documentation of internal controls.

▪Lack of proper segregation of duties over financial transactions and processes

Management conducted an evaluation of the effectiveness, as of December 31, 2018, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by COSO (2013 framework). Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities are limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Lin Kok Peng	46	Chief Executive Officer, Chief Financial Officer, Chairman of the Board, and Director
Allister Lim Wee Sing	45	Director
Jose A. Capote	58	Vice President & and Secretary

Lin Kok Peng

Since 2005, Dr. Lin has been an entrepreneur and a managing director of several property investment and construction interior consultancy firms. He leads over 10 companies and has over 10 years of experience in property, construction and investments. Dr. Lin brings strategic focus, vision and excellent judgment to his companies. With more than 10 years of experience across a wide variety of industries, he is able to make a significant impact on the profitability and growth of his companies. Dr. Lin lead his first start up business (Free Space Intent) from a small construction interior consultancy firm to currently one of the largest construction interior consultancy firms in Singapore. Since 2014, Dr. Lin has served as Managing Director of Rock Capital Limited. Since 2012, he has served as Director of Goldin Shipping Pte Ltd and Managing Director of Klin Capital Resources Pte Ltd.

Dr. Lin holds a Masters degree in Business Administration from De Lasalle University, and a Ph.D. from Camden University in Kuala Lumpur.

Dr. Lin has received the Entrepreneur of the Year Award (EYA), the oldest Award in Singapore that salutes and honors local entrepreneurs who have shown outstanding performance as business owners, be it emerging or established enterprises, in their chosen field of entrepreneurship, several times since 2010.

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

Jose A. Capote

Mr. Capote has 30 years of experience in project engineering, project development, and business development within the energy and environmental management, waste to energy, renewable/alternative energy, nuclear energy, and industrial/infrastructure markets.

Since 2001, Mr. Capote has been responsible for the implementation and management of large-scale waste to energy projects in Southeast Asia (Malaysia, Thailand), including MSW waste to energy, medical waste to energy, palm oil waste to energy and natural fibers. In 2001, he was the founding member of PEAT International Inc, a company specializing in the development and deployment of thermal plasma technology for the conversion of a wide range of industrial, municipal and hazardous wastes into useful resources and energy. in this company, he led technology transfer efforts with local specialty contractors in India and Taiwan and led the implementation of several waste to energy projects in India and Taiwan. From 1994 through approximately 2000, Mr. Capote was Senior Vice President for IDM Environmental Inc, a mid-sized U.S. public company, where he led in the development of the company’s business in the areas of hazardous and nuclear contaminated facility cleanups and decommissioning (including establishing as a leading provider of hands-on remediation/decommissioning services to the U.S. Department Of Energy and plant relocation services. Previously, Mr. Capote held several senior positions at Burns and Roe Inc, a large, multi-national, engineering and construction firm specializing in the design and construction of nuclear, conventional and waste to energy power plants. Mr. Capote received Engineering Science Degrees in Nuclear and Mechanical Engineering from Columbia University.

Directors are elected until their successors are duly elected and qualified.

During 2018, no salary, consulting fee, finder's fee or other compensation was paid to any of the Company's directors or executive officers, or to any other affiliate of the Company, except as described under Executive Compensation below. It is not anticipated that any director will receive compensation for his or her services as a director in the near future.

Involvement on Certain Material Legal Proceedings During the Past Five Years

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

Independent Directors; Committees of our Board of Directors

Our securities are not quoted or listed on an exchange that requires that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

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

•understands audit committee functions.

Communications with the Board

Individuals may communicate with the Company's Board of Directors or individual directors by writing to the Company's Secretary at 11 Beach Road #06-01, Singapore 189675. The Secretary will review all such correspondence and forward to the Board of Directors a summary of all such correspondence and copies of all correspondence that, in the opinion of the Secretary, relates to the functions of the Board or committees thereof or that he otherwise determines requires their attention. Directors may review a log of all such correspondence received by the Company and request copies. Concerns relating to accounting, internal control over financial reporting or auditing matters will be immediately brought to the attention of the Board of Directors and handled in accordance with its procedures established with respect to such matters.

Director Compensation

In 2018, we only had one non-employee director: Mr. Lim. No director, including Mr. Lim, received any compensation for his services as a director.

Code of Ethics

The Company's Board of Directors has adopted a Code of Ethics which applies to its principal executive officer and principal financial officer. A copy of the Code of Ethics is available in print without charge to any person who sends a request to the office of the Secretary of the Company at 11 Beach Road #06-01, Singapore 189675.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file.

Based solely on a review of reports furnished to the Company during the fiscal year ended December 31, 2018 or written representations from the Company's directors and executive officers, there are no known incidents of non-compliance for the reporting year.

ITEM 11.	EXECUTIVE COMPENSATION

Since the change in control in December 2014, management of the Company requires approximately four (4) hours per calendar week. Accordingly, no officer or director has received any compensation from the Company, except for Mr. Capote who received $18,000 in each of the years ended December 31, 2017 and 2018. As the Company secures additional SaaS contracts for its products and begins to accrue revenues, develops its trading activities for Company funds, etc., it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See Certain Relationships and Related Transactions.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

2018 SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lin Kok Peng,
Principal Executive Officer	2018	-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2017	-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Jose A. Capote
Secretary	2018	18,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$18,000
Executive Officer	2017	18,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$18,000

The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 5, 2019, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

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

* Less than 1%

(1)

On April 10, 2019, there were 72,288,667 shares of our common stock outstanding and no shares of Preferred Stock issued and outstanding. We have no outstanding stock warrants or outstanding stock options.

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

(3)

In determining the percent of voting stock owned by a person on April 5, 2019: (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 72,288,667 shares of common stock outstanding on April 5, 2019, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

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

The Company paid Mr. Capote, the Company’s Secretary and Vice President, consulting fees for acting in such capacities in the amount of $18,000 and $18,000 for the years ended December 31, 2018 and December 31, 2017, respectively.

The Company pays New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company, fees for the rental of office space and for administrative services in its Singapore headquarters. The Company paid New Asia Momentum Pte Ltd $35,513 and $46,888 for the years ended December 31, 2018 and 2017, respectively.

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

MQL has an accounts receivable balance with NAML of $0, and $0 as of December 31, 2018 and 2017, respectively.

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

On November 10, 2017, the Company and Anthony Ng Zi Qin entered into the Second MQL Addendum, pursuant to which the parties agreed that the Company would issue an aggregate of 3,339,900 shares in satisfaction of the shortfall in the value of the shares issued pursuant to the MQL Agreement, as amended. On December 12, 2017, the common stocks restricted shares were issued. As a result of this transaction, Anthony Ng Qin became a 14.26% shareholder. Thereby he is deemed a related party with significant influence. Also, this transaction created a cancellation of contingency of $5,158,387 that was recorded as a capital transaction for the year ended December 31, 2017. On December 12, 2017, there was positive change in the common share price occurred because of the stock price increase as of December 12, 2017. The company recorded a gain in change of fair value $1,220,919.

The Company has two directors, including Lin Kok Peng, who is the Chief Executive Officer and controlling shareholder of the Company, and Allister Lim Wee Sing. Mr. Lim is the only director that qualifies as an independent director, as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm's Fees

Aggregate fees for professional services rendered for the Company MaloneBailey, LLP, the Company’s independent registered public accounting firm, for the fiscal years ended December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
Audit Fees	$22,000	$16,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$22,000	$16,000

Audit Fees. Audit fees consisted of the fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q.

Audit-related Fees. During the 2018 and 2017 fiscal years, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the caption “Audit Fees” above. Therefore, there were no audit-related fees billed or paid during the 2018 and 2017 fiscal years.

Tax Fees. Tax fees consists of fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such tax fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters. As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2018 and 2017, no tax fees were billed or paid during those fiscal years.

All Other Fees. Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2018 and 2017 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

Audit Committee Pre-approval Policies and Procedures

The Company has not designated a formal audit committee. However, the entire Board of Directors, in the absence of a formally appointed audit committee, acts as the Company's audit committee. Our Board of Directors has considered whether the provision of any non-audit services is compatible with maintaining auditor independence and determined that such services are appropriate. Before auditors are engaged to provide us audit or non-audit services, such engagement is approved by Board of Directors.

The Company's principal accountant did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

1.Financial statements

See index to financial statements and supporting schedules on page F-1 of this Annual Report on Form 10-K.

2.Financial statement schedules

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.Exhibits

The following exhibits are filed as part of the report or are incorporated by reference:

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

* Filed herewith.

(b) The exhibits filed with this Annual Report on Form 10-K are listed under Item 15(a)(3), immediately above.

(c) None.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2019

New Asia Holdings, Inc.

By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lin Kok Peng	Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Director (principal executive officer, principal financial officer and principal accounting officer)	April 16, 2019
Lin Kok Peng

/s/ Allister Lim Wee Sing	Director	April 16, 2019
Allister Lim Wee Sing

NEW ASIA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors of

New Asia Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Asia Holdings, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and other comprehensive income (loss), change in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016.

Houston, Texas

April 16, 2019

NEW ASIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$28,617	$58,263
Prepaid Expense	13,225	12,079
Total Current Assets	41,842	70,342
Other Assets
Deposit	195	1,115
Total Other Assets	195	1,115
TOTAL ASSETS	42,037	71,457

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$17,297	$3,150
Accrued Expenses	26,402	2,397
Advance From Shareholder	711,539	632,550
Total Current Liabilities	755,238	638,097

Total Liabilities	755,238	638,097

Stockholders' Deficit
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, shares issued 72,288,667 and 72,288,667 outstanding at December 31, 2018 and December 31, 2017, respectively	72,289	72,289
Additional Paid In Capital	11,182,713	11,182,713
Accumulated Deficit	(11,968,027)	(11,822,279)
Accumulated Other Comprehensive income, (loss)	(176)	637
Total Stockholders' Deficit	(713,201)	(566,640)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$42,037	$71,457

The accompanying notes are an integral part of these consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME(LOSS)

	For the year ended	For the year ended
	December 31, 2018	December 31, 2017
Revenues
Sales from related party	$76	$1,848
Total revenues	76	1,848
Operating expenses
Professional Fees	46,897	66,048
Outside Service	33,600	36,263
General & Administrative expenses	65,327	80,144

Total operating expense	$145,824	$182,455

Loss from operations	(145,748)	(180,607)
Other Income (Loss)
Bad Debt - related party	-	(4,650)
Change in fair value - Contingency Liability	-	1,220,919

Income (Loss) before income taxes	(145,748)	1,035,662
Provision for income taxes	-	-

Net Income (loss)	$(145,748)	$1,035,662

Foreign currency translation income (loss)	(813)	400
Total Comprehensive income (loss )	$(146,561)	$1,036,062
Net Income (Loss) per common share-basic and fully diluted	$(0.00)	$0.01

Weighted average common shares outstanding-basic and diluted	72,288,767	69,131,775

The accompanying notes are an integral part of these consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' (Deficit)
	Shares	Amount
Balance, December 31, 2016	68,948,767	$68,949	$5,412,555	$(12,857,941)	$237	$(7,376,200)
Foreign Currency Translation Adjustment					400	400
Shares issued to settled contingent liability	3,339,900	3,340	5,770,158			5,773,498
Net income				1,035,662		1,035,662
Balance, December 31, 2017	72,288,667	72,289	11,182,713	(11,822,279)	637	(566,640)
Foreign Currency Translation Adjustment					(813)	(813)
Net loss				(145,748)		(145,748)
Balance, December 31, 2018	72,288,667	$72,289	$11,182,713	$(11,968,027)	$(176)	$(713,201)

The accompanying notes are an integral part of these consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017
Cash flows from operating activities
Net loss	$(145,748)	$1,035,662
Adjustment to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent liability	-	(1,220,919)
Bad Debt- related party	-	4,650
Changes in operating assets and liabilities:
Accounts Receivable	-	1,333
Prepaid expenses	(1,146)	5
Deposit	920
Accounts payable	14,147	(2,705)
Accrued expenses	24,005	933
Net cash used in operating activities	(107,822)	(181,041)

Cash flows from financing activities
Advance from Shareholder	78,989	166,596

Net cash provided by financing activities	78,989	166,596
Effect of exchange rate on cash	(813)	400
Net decrease in cash	(29,646)	(14,045)

Cash at beginning of period	58,263	72,308
Cash at end of period	$28,617	$58,263

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$800	$800
Non-Cash Activities
Settlement of contingent liability	$-	$5,158,387
Shares issued for settlement of contingent liability	$-	$615,111

The accompanying notes are an integral part of these consolidated financial statements.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

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

We offer trading software solutions to clients on the basis of a "Software as a Service (SaaS)" licensing and delivery models with licensed users availing themselves of service-based contractual arrangements. In addition, and consistent with the requirements of the US Securities laws, we may utilize our in-house proprietary neural trading models to trade our own funds.

The Company's focus is to capitalize the large volume of the 24 hours Forex markets to achieve capital appreciation over a medium to long term combined with the usage of a good wealth vehicle in order to control risk, profit from both bull or bear markets, maximize liquidity and economic resilience.

On August 19, 2016, the Company entered into an Addendum to the Magdallen Quant Pte Ltd Share and Purchase Agreement with Mr. Anthony Ng Zi Qin to extend the August 25, 2016 anniversary date for the adjustment of issued shares for an additional period of twelve (12) months. On November 10th, 2017, the Company signed an Addendum to the MQL Share and Purchase Agreement with Mr. Anthony Ng Zi Qin to amend the adjustment of new shares to be issued following the extended August 25th, 2017 Anniversary Date. See Notes 5 and 6.

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

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

Principles of Consolidation

The consolidated financial statements as of December 31, 2018 and 2017, and for the years then ended, include the accounts of its wholly owned subsidiary, Magdallen Quant Pte Ltd. All significant intercompany transactions have been eliminated.

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

Foreign Currency

The functional currency of our foreign subsidiary is their respective local currency. The financial statements of the foreign subsidiary are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders' equity at the historical rates of exchange and income and expense amounts at average rates prevailing throughout the period. Translation adjustments resulting from the translation of the subsidiaries' accounts are included in "Accumulated other comprehensive income/(loss)," a separate component of stockholders' equity. The applicable exchange rate on December 31, 2018 closed at $1 = 1.3629 SGD and December 31, 2017 closed at $1 = 1.3357 SGD.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

Cash

All highly liquid investments with maturities of three months or less are considered to be cash equivalents. At December 31, 2018 and December 31, 2017, the Company had no cash equivalents.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts payable, and advances from shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates, unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax, assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2018 and 2017, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2018 and 2017. The total amount of advances due to shareholder through December 31, 2017 were $632,550 and are convertible at $0.02 for total potential conversion into 31,627,500 shares. The total amount of advances due to shareholder through December 31, 2018 were $711,539 and are convertible at $0.02 for total potential conversion into 35,576,950 shares.

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

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

Revenue Recognition

Prior to January 1, 2018, the Company recognized revenue from the services in accordance with ASC 605,” Revenue Recognition.” The Company recognizes revenue only when all of the following criteria have been met:

i.Persuasive evidence for an agreement exists;

ii.Service has been provided;

iii.The fee is fixed or determinable; and,

iv.Collection is reasonably assured;

On January 1, 2018, the Company adopted ASU 2016–10 Revenue from Contracts with Customers (Topic 606). For the year December 31, 2018, the Company recognizes revenue from the services in accordance with ASC 606, “Revenue Recognition.” The Company recognizes revenue only when all of the following criteria have been met:

i.The contract with customers exists;

ii.Performance obligations in the contract has been provided;

iii.The fees are fixed or determinable;

iv.The fees are allocated based on the performance obligations in the contract;

v.Recognized when the performance obligation has been satisfied and the collection is reasonably

vi.assured.

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

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. ASU 2016-02 requires a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and provides certain practical expedients that companies may elect including those contained in ASU 2018-01, "Leases (Topic 842): Lease Easement Practical Expedient for Transition to Topic 842". This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures but does not expect any significant impact to the Company

Note 2: Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained substantial losses, has a working capital deficit, and is in need of additional capital to grow its operations so that it can become profitable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, the ability of the Company to continue as a going concern is dependent upon growth of revenues and the ability of the Company to raise additional capital. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

Note 3: Income Taxes

As of December 31, 2018, the Company had net operating loss carry forwards of approximately $11.8 million that may be available to reduce future years' taxable income. Future tax benefits, which may arise because of these losses, have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

The provision for federal income tax consists of the following for the twelve months ended:

	December 31, 2018	December 31, 2017
Federal income tax benefit attributable to:
Current Operations	$30,607	$38,904
Less: valuation allowance	(30,607)	(38,904)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2018	December 31, 2017
Deferred tax asset attributable to:
Net operating loss carryover	$2,489,127	$2,458,520
Less: valuation allowance	(2,489,127)	(2,458,520)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $11.8 million for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, the net operating loss carry forwards may be limited to use in future years.

Note 4: Common Stock

The Company has authorized 430,000,000 shares of capital stock, consisting of 400,000,000 shares of $0.001 par value common stock, and 30,000,000 shares of $0.001 par value preferred stock. The Company had 72,288,667 shares of common stock and no shares of preferred stock issued and outstanding as of December 31, 2018 and December 31, 2017.

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

As of December 31, 2018 and 2017, NAHL, the Company’s principal shareholder, had not yet acted to exercise its option to convert advances from NAHL, the Company’s principal shareholder, to shares of common stock. Accordingly, as of December 31, 2018 and 2017, the advances remain as an interest-free loan to the Company.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

Note 5: Convertible Advances from Shareholder and other Related Party Transactions

There were advances of $78,989 and $166,596 from NAHL, the Company’s principal shareholder, during the twelve-month period ended December 31, 2018 and 2017, respectively. The total advances due are $711,539 and $632,550 from our principal shareholder as of December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018 and 2017, the advances constitute unsecured interest-free loans to the Company. The advances were supposed to have been repaid by the close of business on October 31, 2016. In 2016, however, the Company and NAHL agreed that if the Company was unable to repay these advances by such date, NAHL, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above advances into common stock of the Company at a conversion price of $0.02 per share. As of December 31, 2018, NAHL, the Company’s principal shareholder, had not yet acted to exercise its option to convert the advances to shares of common stock, the total advances presently remain as an unsecured interest-free, and due on demand loan to the Company.

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

On September 7, 2015, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a shareholder of the Company through his 50% ownership of Earth Heat Ltd. The Company has agreed to pay Jose Capote consulting fees for acting as the Company’s Secretary and Vice President in the amount of $18,000 and $18,000 for the twelve months ended December 31, 2018 and December 31, 2017, respectively.$13,500 and $0 is due to Jose Capote, as of December 31, 2018 and 2017, respectively.

The Company pays New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company, fees for the rental of office space and for administrative services in its Singapore Headquarters. The headquarters moved in the fourth quarter 2018, therefore, no rent was due in the fourth quarter 2018. The Company has paid New Asia Momentum Pte Ltd $35,513 and $46,888 for the twelve months ended December 31, 2018 and December 31, 2017, respectively.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

NAML paid MQL a total of $76 and $1,848 in related party service revenue for the twelve months December 31, 2018 and December 31, 2017, respectively.

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

On November 10, 2017, the Company and Anthony Ng Zi Qin entered into the Second MQL Addendum, pursuant to which the parties agreed that the Company would issue an aggregate of 3,339,900 shares in satisfaction of the shortfall in the value of the shares issued pursuant to the MQL Agreement, as amended. On December 11, 2017, the common stocks restricted shares were issued at a fair value of $615,111. As a result of this transaction, Anthony Ng Qin became a 14.26% shareholder. Thereby he is deemed a related party with significant influence. Also, this transaction created a cancellation of contingency of $5,158,387 that was recorded as a capital transaction for the year ended December 31, 2017. On December 11, 2017, there was positive change in the common share price occurred because of the stock price increase on December 11, 2017. The company recorded a gain in change of fair value $1,220,919.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

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

The Company pays New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company, fees for the rental of office space and for administrative services in its Singapore Headquarters. The headquarters moved in the fourth quarter 2018, therefore, no rent was due in the fourth quarter 2018. The Company has paid New Asia Momentum Pte Ltd $35,513 and $46,888 for the twelve months ended December 31, 2018 and December 31, 2017, respectively.

Note 7 – Subsequent Events

From January 1, 2019 through April 16, 2019, the Company received an additional approximately $29,608 in interest-free advances from its principal controlling shareholder, New Asia Holdings Ltd. As of April 16, 2019, the principal controlling shareholder, New Asia Holdings Ltd has not yet acted to convert any of the Advances (as described above) to common stock, the advances remain as an interest free loan to the Company now