Form 10-Q
period 2019-03-31
New Asia Holdings, Inc.
filed 2019-05-20
CIK 1485029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒   Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of May 20, 2019, the Company had 72,288,667 shares of common stock issued and outstanding.

FORM 10-Q

NEW ASIA HOLDINGS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEW ASIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

NEW ASIA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash	42,554	28,617
Prepaid Expense	9,009	13,225
Total Current Assets	51,563	41,842

Other Assets
Deposit	195	195
Total Other Assets	195	195
TOTAL ASSETS	51,758	42,037

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	70,502	17,297
Accrued Expenses	11,444	26,402
Advance From Shareholder	741,147	711,539
Total Current Liabilities	823,093	755,238

Total Liabilities	823,093	755,238

Stockholders' Equity
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, 72,288,667 shares issued and outstanding at March 31, 2019 and December 31, 2018.	$ 72,289	72,289

Additional Paid In Capital	11,182,713	11,182,713
Accumulated Deficit	(12,026,128)	(11,968,027)
Accumulated Other Comprehensive Loss	(209)	(176)
Total Stockholders' Deficit	(771,335)	(713,201)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	51,758	42,037

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2019	March 31, 2018
Revenues
Service Income from related party	$ -	$ 76

Total revenues	$ -	$ 76

Operating expenses
Professional Fees	18,909	16,026
Outside Service	8,400	8,400
General & Administrative expenses	30,793	18,582

Total operating expense	$ 58,101	$ 43,008

Loss from operations	(58,101)	(42,932)

Loss before income taxes	$ (58,101)	$ (42,932)

Provision for income taxes	-	-

Net Loss	$ (58,101)	$ (42,932)
Foreign Currency translation (loss) income	(33)	51
Total Other Comprehensive loss	$ (58,134)	$ (42,881)

Net loss per common share-basic and fully diluted	($0.00)	($0.00)

Weighted average common shares outstanding-basic and diluted	72,288,667	72,288,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities
Net Loss	$ (58,101)	$ (42,932)
Adjustment to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	4,216	2,640
Accounts payable	53,205	10,120
Accrued expenses	(14,958)	5,688
Net cash used by operating activities	(15,638)	(24,484)

Cash flows from financing activities
Advance from Shareholder	29,608	70,000
Net cash provided by financing activities	29,608	70,000

Effect of exchange rate on cash	(33)	51

Net increase in cash	13,937	45,567

Cash at beginning of period	28,617	58,263
Cash at end of period	$ 42,554	$ 103,830

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

			Three -Month Period Ended March 31, 2018

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	AOCI	Total
Balance, December 31, 2017	72,288,667	$ 72,289	$ 11,182,713	($11,822,279)	$ 637	($566,640)
Foreign Currency translation income	-	-	-	-	51	51
Net Loss	-	-	-	(42,932)	-	(42,932)
Balance, March 31, 2018	72,288,667	$ 72,289	$ 11,182,713	($11,865,211)	$ 688	($609,521)

			Three- Month Period Ended March 31, 2019

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	AOCI	Total
Balance, December 31, 2018	72,288,667	$ 72,289	$ 11,182,713	($11,968,027)	($176)	($713,201)
Foreign Currency translation loss	-	-	-	-	(33)	(33)
Net Loss	-	-	-	(58,101)	-	(58,101)
Balance, March 31, 2019	$ 72,288,667	$ 72,289	$ 11,182,713	($12,026,128)	($209)	($771,335)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim consolidated financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and Article 8 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included.  Operating results for the interim periods are not necessarily indicative of financial results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.  In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

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

Note 2: Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained substantial losses has a working capital deficit and is in need of additional capital to grow its operations so that it can become profitable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, the ability of the Company to continue as a going concern is dependent upon growth of revenues and the ability of the Company to raise additional capital. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3: Common Stock

The Company has authorized 430,000,000 shares of capital stock, consisting of 400,000,000 shares of $0.001 par value common stock, and 30,000,000 shares of $0.001 par value preferred stock. The Company had 72,288,667 shares of common stock and no shares of preferred stock issued and outstanding as of March 31, 2019 and December 31, 2018.

As of March 31, 2019, NAHL, the Company’s principal shareholder, had not yet acted to exercise its option to convert advances from NAHL, the Company’s principal shareholder, to shares of common stock. Accordingly, as of March 31, 2019, the advances remain as an interest-free loan to the Company. See Note 4.

Note 4: Convertible Advances from Shareholder and Other Related Party Transactions

There were advances of $29,608 from NAHL, the Company’s principal shareholder, during the three-month period ended March 31, 2019. The total advances due are $741,147 and $711,539 from our principal shareholder as of March 31, 2019 and December 31, 2018, respectively. As of September 30, 2018, $465,594 of the advances constitute unsecured interest-free loans to the Company. The advances were supposed to have been repaid by the close of business on October 31, 2016. In 2016, however, the Company and NAHL agreed that if the Company was unable to repay these advances by such date, NAHL, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above advances into common stock of the Company at a conversion price of $0.02 per share. As of March 31, 2019, NAHL, the Company’s principal shareholder, had not yet acted to exercise its option to convert the advances to shares of common stock, thus the total of $741,147 in advances presently remain as an unsecured interest-free loan to the Company. The $29,608 borrowed during the three-month period ended March 31, 2019 is non-interest bearing unsecured, and due on demand.

The Company has paid Jose Capote consulting fees for acting as the Company’s Secretary and Vice President in the amount of $4,500 and $4,500 for the three-months ended March 31, 2019 and March 31, 2018, respectively.

The Company pays New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company, fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has paid New Asia Momentum Pte Ltd $23,400 and $12,020 for the three-months ended March 31, 2019 and March 31, 2018, respectively.

In November 2015, MQL, the Company's wholly owned subsidiary entered into a Software License Agreement with NAML, a Company owned and controlled by NAHD's Chairman and CEO, Dr. Lin Kok Peng. In consideration of MQL's performance, NAML agreed to pay MQL in accordance with the following provisions:

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

NAML paid MQL a total of $0 and $76 in related party service revenue for the three-months March 31, 2019 and March 31, 2018, respectively.

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

The Company pays New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company, fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has paid New Asia Momentum Pte Ltd $23,400 and $12,020 for the three-months ended March 31, 2019 and March 31, 2018, respectively.

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

Results of Operations

Three Months Ended March 31, 2019 and March 31, 2018

We had related party revenue of $0 and $76 for the three months ended March 31, 2019 and 2018, respectively. These revenues resulted from fees received from the Company's licensee, NAML, a company owned and controlled by NAHD’s Chairman and CEO. As discussed above, the Company continues to focus on expansion into the regulated fund and bank model. As of March 31, 2019, due to market conditions that impact trading frequencies and volumes, the Company has yet to receive any significant license fees from the Feuris Fund based on the performance of the algorithms. Furthermore, future revenues are also not expected to be uniform and will demonstrate significant variation from month to month as they reflect variations related to trading volumes and trading performance, accrual of management fees, etc.

Operating expenses were $58,101 for the three months ended March 31, 2019, and consisted primarily of general and administrative expenses, outside service expenses and professional fees. This compares with operating expenses for the three months ended March 31, 2018 of $43,008, which consisted primarily of general and administrative expenses, and professional fees. The operating expenses at March 31, 2019 were higher than the corresponding operating expenses at March 31, 2018 because professional fees were slightly higher. As a result of the foregoing, we had a net loss from operations of $58,101 for the three months ended March 31, 2019.  We had a net loss from operations of $42,932 for the three months ended March 31, 2018.

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

Liquidity and Capital Resources

We had cash in the amount of $42,554 and $103,830 as of March 31, 2019 and March 31, 2018, respectively.  We had net cash used in operating activities of $15,638 for the three months ended March 31, 2019 and $24,484 of net cash used in operating activities for the three months ended March 31, 2018. We had net cash provided by financing activities (from advances from our principal shareholder) of $29,608 during the three months ended March 31, 2019 and $70,000 of net cash provided by financing activities during the three months ended March 31, 2018.

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

Our management conducted an evaluation as of March 31, 2019, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective due to the size and nature of the existing business operations. Given the size of our current operations and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our annual report on Form 10-K for the year ended December 31, 2018.

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

NEW ASIA HOLDINGS, INC.

Date: May 20, 2019	By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)