Form 10-Q
period 2019-06-30
New Asia Holdings, Inc.
filed 2019-08-19
CIK 1485029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________________

Commission File Number 000-55410

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days .   ☒    Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).       ☒   Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of August 19, 2019, the Registrant had 72,288,667 shares of common stock issued and outstanding.

FORM 10-Q

NEW ASIA HOLDINGS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEW ASIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$ 31,036	$ 28,617
Prepaid Expense	7,889	13,225
Total Current Assets	$ 38,925	$ 41,842

Other Assets
Deposit	195	195
Total Other Assets	195	195
TOTAL ASSETS	$ 39,120	$ 42,037

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 46,513	$ 17,297
Accrued Expenses	-	26,402
Advances From Shareholder	806,452	711,539
Total Current Liabilities	852,965	755,238

Total Liabilities	$ 852,965	$ 755,238

Stockholders' Deficit
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares,	72,289	72,289
Authorized; 72,288,667 shares issued and outstanding at June 30, 2019 and December 31, 2018
Additional Paid In Capital	11,182,713	11,182,713
Accumulated Deficit	(12,068,575)	(11,968,027)
Accumulated Other Comprehensive Loss	(272)	(176)
Total Stockholders' Deficit	(813,845)	(713,201)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 39,120	$ 42,037

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues
Service Income from related party	$ -	$ -	$ -	$ 76
Total revenues	-	-	-	76
Operating expenses
Professional Fees	12,931	10,204	31,839	26,230
Outside Service	8,400	8,400	16,800	16,800
General & Administrative expenses	21,116	21,361	51,909	39,943

Total operating expense	42,447	39,965	100,548	82,973

Loss from operations	$ (42,447)	$ (39,965)	$ (100,548)	$ (82,897)

Loss before income taxes	$ (42,447)	$ (39,965)	$ (100,548)	$ (82,897)

Provision for income taxes	-	-	-	-

Net Loss	$ (42,447)	$ (39,965)	$ (100,548)	$ (82,897)
Foreign Currency translation loss	(63)	(819)	(96)	(768)
Total Other Comprehensive loss	$ (42,510)	$ (40,784)	$ (100,644)	$ (83,665)
Net Loss per common share-basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average common shares basic and diluted	72,288,667	72,288,667	72,288,667	72,388,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended	For the six months ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities
Net Loss	$ (100,548)	$ (82,897)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	5,336	7,912
Accounts payable	29,216	448
Accrued expenses	(26,402)	15,479
Net cash used in operating activities	(92,398)	(59,058)

Cash flows from financing activities
Advances from Shareholder	94,913	70,000

Net cash provided by financing activities	94,913	70,000
Effect of exchange rate on cash	(96)	(768)
Net increase in cash	2,419	10,174

Cash at beginning of period	28,617	58,263
Cash at end of period	$ 31,036	$ 68,437

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -
Taxes paid	$ 800	$ 800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS JUNE 30, 2019 AND JUNE 30, 2018
(Unaudited)

		Six-Month Period Ended June 30, 2018

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	AOCI	Total
Balance, December 31, 2017	72,288,667	$ 72,289	$ 11,182,713	$(11,822,279)	$ 637	$(566,640)
Foreign Currency translation income	-	-	-	-	51	51
Net Loss	-	-	-	(42,932)	-	(42,932)
Balance, March 31, 2018	72,288,667	$ 72,289	$ 11,182,713	$(11,865,211)	$ 688	$(609,521)
Foreign Currency translation loss	-	-	-	-	(819)	(819)
Net Loss	-	-	-	(39,965)	-	(39,965)
Balance, June 30, 2018	72,288,667	$ 72,289	$ 11,182,713	($11,905,176)	($131)	($650,305)

		Six-Month Period Ended June 30, 2019

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	AOCI	Total
Balance, December 31, 2018	72,288,667	$ 72,289	$ 11,182,713	$(11,968,027)	$(176)	$(713,201)
Foreign Currency translation loss	-	-	-	-	(33)	(33)
Net Loss	-	-	-	(58,101)	-	(58,101)
Balance, March 31, 2019	72,288,667	$ 72,289	$ 11,182,713	$(12,026,128)	$(209)	$(771,335)
Foreign Currency translation loss	-	-	-	-	(63)	(63)
Net Loss	-	-	-	(42,447)	-	(42,447)
Balance, June 30, 2019	72,288,667	$ 72,289	$ 11,182,713	$(12,068,575)	$(272)	$(813,845)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

Note 1: Organization and Summary of Significant Accounting Policies

Organization

New Asia Holdings, Inc. (formerly known as DM Products, Inc., previously known as Midwest E.S.W.T. Corp, and previously known as Effective Sport Nutrition Corporation) (the "Company" or "NAHD") was incorporated in the state of Nevada on March 1, 2001. Prior to December 2014, the Company was engaged in the business of locating inventive products and introducing these products (such as the Banjo Minnow Fishing Lure System) through a Direct Response Model, a form of marketing that allows potential consumers direct access to the seller without the necessity of traditional retail. In December 2014, the Company underwent a change in control as a result of approximately 90% of the issued and outstanding shares of common stock of the Company being acquired by New Asia Holdings, Ltd. (wholly owned by Lin Kok Peng, Ph.D.) (“NAHL”) and other accredited investors and management adopting a new business plan based on developing highly advanced, proprietary, neural trading models for the financial community.

We offer trading software solutions to clients on the basis of a "Software as a Service (SaaS)" licensing and delivery models with licensed users availing themselves of service-based contractual arrangements. In addition, and consistent with the requirements of the United States federal securities laws, we may utilize our in-house proprietary neural trading models to trade our own funds, thus providing added value to our shareholders.

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

Leases

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize right-of use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. ASU 2016-02 requires a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and provides certain practical expedients that companies may elect including those contained in ASU 2018-01, "Leases (Topic 842): Lease Easement Practical Expedient for Transition to Topic 842". This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. The Company has adopted Accounting Standards Codification (“ASC”) 842, “Leases” as of January 1, 2019.

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

Note 3: Common Stock

The Company has authorized 430,000,000 shares of capital stock, consisting of 400,000,000 shares, par value $0.001 per share, of common stock, and 30,000,000 shares, par value $0.001 per share, of “blank check” preferred stock. The Company had 72,288,667 shares of common stock and no shares of preferred stock issued and outstanding as of June 30, 2019 and December 31, 2018.

As of June 30, 2019, NAHL, the Company’s principal shareholder, had not yet exercised its option to convert advances made by NAHL to the Company into shares of common stock. Accordingly, as of June 30, 2019, the advances remain as an interest-free loan to the Company. See Note 4.

Note 4: Convertible Advances from Shareholder and Other Related Party Transactions

During the six-month period ended June 30, 2019, NAHL, an affiliate of the Company, advanced an aggregate of $94,913 to the Company. The total advances due are $806,452 and $711,539 from NAHL as of June 30, 2019 and December 31, 2018, respectively. As of September 30, 2018, $465,594 of the advances constitute unsecured interest-free loans to the Company. The advances were supposed to have been repaid by the close of business on October 31, 2016. In 2016, however, the Company and NAHL agreed that if the Company was unable to repay these advances by such date, NAHL, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above advances into common stock of the Company at a conversion price of $0.02 per share. As of June 30, 2019, NAHL had not exercised its option to convert the advances into shares of common stock, thus the total of $806,452 in advances presently remain as an unsecured interest-free loan to the Company. The $94,913 borrowed during the six-month period ended June 30, 2019 is non-interest bearing unsecured, and due on demand.

The Company has paid Jose Capote consulting fees for acting as the Company’s Secretary and Vice President in the amount of $9,000 and $9,000 during the six-months ended June 30, 2019 and June 30, 2018, respectively.

The Company pays New Asia Momentum Pte Ltd., a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company, fees for the rental of office space and for administrative services in its Singapore headquarters. The Company has paid New Asia Momentum Pte Ltd. $35,085 and $23,867 during the six-months ended June 30, 2019 and June 30, 2018, respectively.

In November 2015, Magdallen Quant Pte Ltd. (“MQL”), the Company's wholly owned subsidiary, entered into a Software License Agreement with NAML, a Company owned and controlled by NAHD's Chairman and CEO, Dr. Lin Kok Peng. In consideration of MQL's performance, NAML has agreed to pay MQL in accordance with the following provisions:

(i) License and Other Fixed Price Fees as set forth below:

• License fees shall be based on profits from the End Users' accounts. The license fee shall be calculated as follows:

o Where the asset under management from all End Users is less than US $10 million, fifteen percent (15%) only of the profits from the End Users' accounts;

oIf the asset under management from all End Users exceed US $10 million, MQL's fees shall be separately agreed on between MQL and NAML, and if MQL and NAML are unable to agree on such apportionment, MQL shall still be entitled to fifteen percent (15%) only of the profits from the End Users' accounts;

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

NAML paid MQL a total of $0 and $76 in related party service revenue during the six-months June 30, 2019 and June 30, 2018, respectively.

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

The Company entered into another agreement for on July 31, 2018 with PBC. Under the terms of the agreement, PBC granted the Company a license to use the facilities and services of PBC at 15615 Alton Parkway Suite 450, Irvine, CA 92618. The basic term of this agreement is month to month commencing August 1, 2018 with monthly fixed fees of $195.

The Company pays New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company, fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has paid New Asia Momentum Pte Ltd $35,085 and $23,867 during the six-months ended June 30, 2019 and June 30, 2018, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated unaudited financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates,” "expects,” "intends,” "plans,” "believes,” "seeks,” "estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Executive Overview

After the change in control in December 2014, we have focused on developing highly advanced, proprietary, neural trading models for the financial community. It has been our belief that our state-of-the-art, trainable, algorithms in our models will emulate aspects of the human brain, providing our algorithms with a self-training ability to formalize unclassified information and thus develop an enhanced ability to make forecasts based on the historical information and other data available at their disposal. Our neural networks do not make forecasts. Instead, they analyze price data and uncover opportunities. Using our proprietary neural network, trade decisions are made based on thoroughly analyzed data (which is not generally possible when using traditional technical analysis methods).

On August 28, 2015, the Company completed the acquisition of Magdallen Quant Pte Ltd. (“MQL”), which is focused on the research, development and deployment of advanced, proprietary, state-of-the-art, trainable trading algorithms. The acquisition was accomplished through a share exchange with Mr. Anthony Ng Zi Qin of 7,422,000 new restricted shares ("Consideration Shares") of common stock of the Company, at a market value of $0.41 per share, with an aggregate fair value of $3,043,020 in exchange for 100% of the issued and outstanding capital of MQL, held by Mr. Anthony Ng Zi Qin, consisting of 8,000,100 shares of stock issued at par value of SGD$1.00 per share, or $0.714, on the acquisition date, on December 12, 2017, consistent with an addendum to the original Share Purchase Agreement (“SPA”) signed on November 10, 2017, the Company issued an additional 3,339,900 shares of the Company’s common stock to Mr. Qin in full satisfaction of the contingent liability as had been set forth in the original SPA, as amended.

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

We began offering a series of "next-generation" tools that can detect subtle non-linear interdependencies and patterns that other methods of technical analysis are unable to uncover to retail clients through our exclusive licensee, NAML, as of mid-2017, the Company decided to focus on offering our algorithms to the regulated banks and funds and NAML terminated the retail trading platform. The focus on the regulated bank and fund model was initiated in 2017 with the launch of the Feuris Fund A with Assets Under Management (“AUM”) of approximately $6.67 million. Since the adoption of the regulated fund and bank models, the risk profiles required by these regulated funds and banks reflects a lower level of risk, which has resulted in significantly reduced frequency of trading activities over the last several quarters. The Company still continues to improve its products and, coupled the self-learning capabilities of the algorithms the Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantees that such product improvements will translate to improved financial performance. The Company and its licensee had been pursuing additional partnerships agreements with regulated funds for the use of our proprietary trainable trading algorithms, however, as of June 30 2019, no new partnerships had yet been finalized.

Results of Operations

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

We had no revenue during for the three months ended June 30, 2019 and 2018, respectively. Any generated revenues would have resulted from fees received from the Company's licensee, NAML, a company owned and controlled by the Company’s Chairman and CEO. As discussed above, the Company continues to focus on expansion into the regulated fund and bank model. As of June 30, 2019, and as discussed above, due to market conditions that impact trading frequencies and volumes, the Company has yet to receive any significant license fees from the Feuris Fund based on the performance of the algorithms. Furthermore, future revenues are also not expected to be uniform and will demonstrate significant variation from month to month as they reflect variations related to trading volumes and trading performance, accrual of management fees, etc.

Operating expenses were $42,447 for the three months ended June 30, 2019 consisting of $21,116 of general and administrative expenses, $8,400 of outside service expenses and $12,931 of professional fees. This compares with operating expenses for the three months ended June 30, 2018 of $39,965 consisting of $21,361 of general and administrative expenses, $8,400 of outside service expenses and $10,204 of professional fees. The operating expenses for the three month period ended June 30, 2019 were slightly higher than the corresponding operating expenses at June 30, 2018 because professional fees were slightly higher. As a result of the foregoing, we had a net loss from operations of $42,447 for the three months ended June 30, 2019 compared to $39,965 for the three months ended June 30, 2018.

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

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

We had related party revenue of $0 and $76 for the six months ended June 30, 2019 and 2018, respectively. Revenues resulted from fees received from the Company's licensee, NAML, a company owned and controlled by the Company’s Chairman and CEO. As discussed above, the Company continues to focus on expansion into the regulated fund and bank model. As of June 30, 2019, and as discussed above, due to market conditions that impact trading frequencies and volumes, the Company has yet to receive any significant license fees from the Feuris Fund based on the performance of the algorithms. Furthermore, future revenues are also not expected to be uniform and will demonstrate significant variation from month to month as they reflect variations related to trading volumes and trading performance, accrual of management fees, etc.

Operating expenses were $100,548 for the six months ended June 30, 2019 consisting of $51,909 of general and administrative expenses, $16,800 of outside service expenses and $31,839 of professional fees. This compares with operating expenses for the six months ended June 30, 2018 of $82,973 consisting of $39,943 of general and administrative expenses, $16,800 of outside service expenses and $26,230 of professional fees. The operating expenses for the six month period ended at June 30, 2019 were slightly higher than the corresponding operating expenses at June 30, 2018 because professional fees were slightly higher. As a result of the foregoing, we had a net loss from operations of $100,548 for the six months ended June 30, 2019 compared to $82,897 for the six months ended June 30, 2018.

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

Liquidity and Capital Resources

We had cash in the amount of $31,036 and $28,617 at June 30, 2019 and December 31, 2018, respectively.  To date we have funded our operations from advances from our principal shareholder, New Asia Holdings, Ltd. (“NAHL”), an entity of which Dr. Lin Kok Peng, our Chief Executive Officer, Chief Financial Officer and Chairman, has voting and dispositive control.

We do not have sufficient capital to sustain our operations for the next 12 months.   We will continue to rely on advances from NAHL, an affiliate and our principal shareholder, as well as from other sources of financing, including private placements of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.  We do not have any oral or written agreements with NAHL which would require NAHL them to fund our operations.

During the six-month period ended June 30, 2019, NAHL advanced an aggregate of $94,913 to the Company. The total advances due are $806,452 and $711,539 from NAHL as of June 30, 2019 and December 31, 2018, respectively. As of September 30, 2018, $465,594 of the advances constitute unsecured interest-free loans to the Company. The advances were supposed to have been repaid by the close of business on October 31, 2016. In 2016, however, the Company and NAHL agreed that if the Company was unable to repay these advances by such date, NAHL, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above advances into common stock of the Company at a conversion price of $0.02 per share. As of June 30, 2019, NAHL had not exercised its option to convert the advances into shares of common stock, thus the total of $806,452 in advances presently remain as an unsecured interest-free loan to the Company. The $94,913 borrowed during the six-month period ended June 30, 2019 is non-interest bearing unsecured, and due on demand.

We expect to incur losses and negative operating cash flows for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures.

As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We have no agreements to obtain funds through bank loans, lines of credit or any other traditional sources. Since we have no financing committed, our inability to realize financing to maintain operations and grow our business would materially restrict our business operations. Future financing may not be available upon acceptable terms, or at all. Should we be successful in securing future financing, new issuances of equity or convertible debt (i) would dilute our current shareholders, possibly significantly, (ii) might require a significant increase to our authorized stock, and (iii)_might have rights, preferences, or privileges senior to our common or preferred stock. If financing is not available to us on favorable terms, such severe limitation might cause us to consider another consolidation of existing common equity at any time as a means to attract financing and maintain our business.

Due to the uncertainty of our ability to meet our current operating and capital expenses and the fact that we have suffered recurring losses from operations and have a net capital deficiency, in their report on our audited annual financial statements as of and for the years ended December 31, 2018 and 2017, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The presence of the going concern explanatory paragraph may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented.

	For the Six Months Ended
	June 30, 2019	June 30, 2019
Cash, beginning of period	$28,617	$58,263
Net cash used in operating activities	(92,398)	(59,058)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	94,913	70,000
Effect of exchange rate on cash	(96)	(768)
Cash, end of period	$31,036	$68,437

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

Our management conducted an evaluation as of June 30, 2019, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective due to the size and nature of the existing business operations. Given the size of our current operations and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEW ASIA HOLDINGS, INC.

Date: August 19, 2019	By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)