Form 10-Q
period 2019-09-30
New Asia Holdings, Inc.
filed 2019-11-19
CIK 1485029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________________

Commission File Number 000-55410

NEW ASIA HOLDINGS, INC.

(Exact Name of Registrant as specified in its charter)

Nevada (NV)	45-0460095
(State or other jurisdiction of incorporation or organization	(IRS Employer Identification Number)

11 Beach Road #06-01, Singapore	189675
(Address of principal executive offices)	(Zip code)

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

As of November 19, 2019, the Registrant had 72,288,667 shares of common stock issued and outstanding

.

FORM 10-Q

NEW ASIA HOLDINGS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEW ASIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$ 31,876	$ 28,617
Prepaid Expense	2,022	13,225
Total Current Assets	33,898	41,842

Other Assets
Deposit	195	195
Total Other Assets	195	195
TOTAL ASSETS	$ 34,093	$ 42,037

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 68,944	$ 17,297
Accrued Expenses	-	26,402
Advances From Shareholder	816,452	711,539
Total Current Liabilities	885,396	755,238

Total Liabilities	$ 885,396	$ 755,238

Stockholders' Deficit
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized; 72,288,667 shares issued and outstanding at September 30, 2019 and December 31, 2018	72,289	72,289

Additional Paid in Capital	$ 11,182,713	11,182,713
Accumulated Deficit	(12,105,997)	(11,968,027)
Accumulated Other Comprehensive Loss	(308)	(176)
Total Stockholders' Deficit	(851,303)	(713,201)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 34,093	$ 42,037

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues
Service Income from related party	-	-	-	$ 76
Total revenues	-	-	-	76
Operating expenses
Professional Fees	11,841	14,148	43,680	40,378
Outside Service	8,400	8,400	25,200	25,200
General & Administrative Expenses	17,181	17,903	69,090	57,846
Total operating expense	37,422	40,451	137,970	123,424

Loss from operations	(37,422)	(40,451)	(137,970)	(123,348)

Loss before income taxes	(37,422)	(40,451)	(137,970)	(123,348)
Provision for income taxes	-	-	-	-
Net Loss	$ (37,422)	$ (40,451)	$ (137,970)	$ (123,348)
Foreign Currency translation loss	(36)	(59)	(132)	(827)
Total Other Comprehensive loss	$(37,458)	$(40,510)	$(138,102)	$(124,175)

Net Loss per common share-basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average common shares outstanding-basic and diluted	72,288,667	72,288,667	72,288,667	72,288,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities
Net Loss	$ (137,970)	$ (123,348)
Adjustment to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	11,203	10,412
Security Deposit	-	920
Accounts payable	51,647	8,925
Accrued expenses	(26,402)	18,822
Net cash used by operating activities	(101,522)	(84,269)

Cash flows from financing activities
Advance from Shareholder	104,913	78,989

Net cash provided by financing activities	104,913	78,989
Effect of exchange rate on cash	(132)	(827)
Net increase in cash	3,259	(6,107)

Cash at beginning of period	28,617	58,263
Cash at end of period	$ 31,876	$ 52,156

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -
Taxes paid	$ 800	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2017	72,288,667	$ 72,289	$ 11,182,713	$ (11,822,279)	$ 637	$ (566,640)
Other comprehensive income:
Foreign currency translation income	--	--	--	--	51	51
Net loss	--	--	--	(42,932)	--	(42,932)
Balance, March 31, 2018	72,288,667	$ 72,289	$ 11,182,713	$ (11,865,211)	$ 688	$ (609,521)
Other comprehensive income:
Foreign currency translation loss	--	--	--	--	(819)	(819)
Net loss	--	--	--	(39,965)	--	(39,965)
Balance, June 30, 2018	72,288,667	$ 72,289	$ 11,182,713	$ (11,905,176)	$ (131)	$ (650,305)
Other comprehensive income:
Foreign currency translation loss	--	--	--	--	(59)	(59)
Net loss	--	--	--	(40,451)	--	(40,451)
Balance, September 30, 2018	72,288,667	$ 72,289	$ 11,182,713	$ (11,945,627)	$ (190)	$ (690,815)

			Nine-Month Period Ended September 30, 2019

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2018	72,288,667	$ 72,289	$ 11,182,713	$(11,968,027)	$(176)	$(713,201)
Other comprehensive income:
Foreign currency translation loss	--	--	--	--	(33)	(33)
Net Loss	--	--	--	(58,101)	--	(58,101)
Balance, March 31, 2019	72,288,667	$72,289	$11,182,713	$(12,064,128)	$(209)	$(771,335)
Other comprehensive income:
Foreign currency translation loss	--	--	--	--	(63)	(63)
Net Loss	--	--	--	(42,447)	--	(42,447)
Balance, June 30, 2019	72,288,667	$ 72,289	$ 11,182,713	$ (12,068,575)	$ (272)	$ (813,845)
Other comprehensive income:
Foreign currency translation loss	--	--	--	--	(36)	(36)
Net loss	--	--	--	(37,422)	--	(37,422)
Balance, September 30, 2019	72,288,667	$ 72,289	$ 11,182,713	$ (12,105,997)	$ (308)	$ (851,303)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

Note 1: Organization and Summary of Significant Accounting Policies

Organization

New Asia Holdings, Inc. (previously known as DM Products, Inc., Midwest E.S.W.T. Corp, and Effective Sport Nutrition Corporation) (the "Company," “we” or “our”) was incorporated in the State of Nevada on March 1, 2001. In December 2014, the Company underwent a change in control as a result of approximately 90% of the issued and outstanding shares of common stock of the Company being acquired by New Asia Holdings, Ltd. (wholly owned by Lin Kok Peng, Ph.D., the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board) (“NAHL”).

We offer trading software solutions to clients on the basis of a "Software as a Service (SaaS)" licensing and delivery model with licensed users availing themselves of service-based contractual arrangements. In addition, and consistent with the requirements of the United States federal securities laws, we may utilize our in-house proprietary neural trading models to trade our own funds, thus providing added value to our shareholders.

Algorithms were placed into commercial operation in November 2015 upon the execution of a Software Licensing Agreement for the deployment of the proprietary trainable, trading algorithms of Magdallan Quant Pte. Ltd. (“MQL”) with New Asia Momentum Limited (“NAML”), a company owned and controlled by NAHD’s Chairman and CEO, Dr. Lin Kok Peng. Under the terms of the Software License Agreement, NAML agreed to pay MQL a license fee and certain other fixed and time and materials fees. In 2019, Momentum assets under management (“AUM”) were returned to its investors. The license agreement between MQL and Momentum still remains in place.

The Company's focus has been to capitalize on the large volume of the 24-hour Forex markets to achieve capital appreciation over the medium- to long-term, combined with the usage of a good wealth vehicle in order to control risk, profit from both bull or bear markets, and maximize liquidity and economic resilience.

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

Related Parties

The Company follows the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See Note 4.

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, "Leases (Topic 842)," which requires lessees to recognize right-of use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. ASU 2016-02 requires a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and provides certain practical expedients that companies may elect including those contained in ASU 2018-01, "Leases (Topic 842): Lease Easement Practical Expedient for Transition to Topic 842". This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted.  The Company has adopted ASC 842, “Leases” as of January 1, 2019.

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

Note 3: Common Stock

The Company has authorized 430,000,000 shares of capital stock, consisting of 400,000,000 shares, par value $0.001 per share, of common stock, and 30,000,000 shares, par value $0.001 per share, of “blank check” preferred stock. The Company had 72,288,667 shares of common stock and no shares of preferred stock issued and outstanding as of September 30, 2019 and December 31, 2018.

As of September 30, 2019, NAHL, the Company’s principal shareholder, had not yet exercised its option to convert advances made by NAHL to the Company into shares of common stock. Accordingly, as of September 30, 2019, the advances remain as an interest-free loan to the Company. See Note 4.

Note 4: Convertible Advances from Shareholder and Other Related Party Transactions

During the nine-month period ended September 30, 2019, NAHL, our principal shareholder, advanced an aggregate of $104,913 to the Company. Dr. Lin Kok Peng, our Chief Executive Officer, Chief Financial Officer and Chairman, has voting and dispositive control over the shares of Company common stock held by NAHL. The total advances due to NAHL are $816,452 and $711,539 as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 $465,594 of the advances constitute unsecured interest-free loans to the Company. The advances were supposed to have been repaid by the close of business on October 31, 2016. In 2016, however, the Company and NAHL agreed that if the Company was unable to repay these advances by such date, NAHL, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the advances into common stock of the Company at a conversion price of $0.02 per share. As of September 30, 2019, NAHL had not exercised its option to convert the advances into shares of common stock. Accordingly, the total of $816,452 in advances remained as an unsecured interest-free loan to the Company as of September 30, 2019. The $104,913 borrowed during the nine-month period ended September 30, 2019, is non-interest bearing, unsecured, and due on demand.

The Company has incurred fees due to Jose Capote for consulting fees for acting as the Company’s Secretary and Vice President in the amount of $13,500 and $13,500 during the nine-months ended September 30, 2019 and September 30, 2018, respectively. The balance due to Jose Capote as of September 30, 2019 was $13,500.

The Company pays New Asia Momentum Pte Ltd (NAMPL), a Singapore private company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board, fees for the rental of office space and for administrative services in its Singapore headquarters. Dr. Lin Kok Peng also has voting and dispositive control over the shares of Company common stock held by NAHL, the Company’s principal stockholder. The Company has incurred fees of $46,603 and $35,513 due to NAMPL during the nine-months ended September 30, 2019 and September 30, 2018, respectively. As of September 30, 2019, the Company has $45,497 due to NAMPL recorded in Accounts Payable.

In November 2015, Magdallen Quant Pte Ltd. (“MQL”), the Company's wholly owned subsidiary, entered into a Software License Agreement with Momentum, a company owned and controlled by Dr. Lin Kok Peng, the Company’s chief Executive Officer, Chief Financial Officer and Chairman of the Board. Dr. Lin Kok Peng also has voting and dispositive control over the shares of Company common stock held by NAHL, the Company’s principal stockholder. In consideration of MQL's performance, Momentum agreed to pay MQL in accordance with the following provisions:

(i) License fees and other fixed price fees as set forth below:

• License fees shall be based on profits from the End Users' accounts. The license fee shall be calculated as follows:

o Where the AUM from all End Users is less than $10 million, fifteen percent (15%) only of the profits from the End Users' accounts;

oIf the AUM from all End Users exceed $10 million, MQL's fees shall be separately agreed on between MQL and Momentum, and if MQL and Momentum are unable to agree on such apportionment, MQL shall still be entitled to fifteen percent (15%) only of the profits from the End Users' accounts;

oOn every anniversary date of the MQL Agreement, parties will review the performance of the Licensed Software and may by mutual agreement between MQL and Momentum vary the license fee.

(ii) Time and materials fees: The charges for performance of any time and materials due to work orders will be billed monthly for charges incurred in the previous monthly period and are due and payable within thirty (30) days of the date of the invoice. Expenses may include, but are not limited to, reasonable charges for materials, office and travel expenses, graphics, documentation, research materials, computer laboratory and data processing, and out-of-pocket expenses reasonably required for performance. Expenses for travel and travel-related expenses and individual expenses in excess of $500 require Momentum’s prior approval.

Momentum paid MQL a total of $0 and $76 in related party service revenue during the nine-months ended September 30, 2019 and September 30, 2018, respectively.

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

The Company entered into another agreement with PBC on July 31, 2018. Under the terms of the agreement, PBC granted the Company a license to use the facilities and services of PBC at 15615 Alton Parkway Suite 450, Irvine, CA 92618. The basic term of this agreement is month to month commencing August 1, 2018 with monthly fixed fees of $195.

The Company pays Momentum, a Singapore private company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board, fees for the rental of office space and for administrative services in its Singapore headquarters. The Company has incurred fees of $46,603 and $35,513 due to NAMPL during the nine-months ended September 30, 2019 and September 30, 2018, respectively. As of September 30, 2019, the Company has $45,497 due to NAMPL recorded in Accounts Payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated unaudited financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates,” "expects,” "intends,” "plans,” "believes,” "seeks,” "estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Executive Overview

We focus on developing highly advanced, proprietary, neural trading models for the financial community. It has been our belief that our state-of-the-art, trainable, algorithms in our models would emulate aspects of the human brain, providing our algorithms with a self-training ability to formalize unclassified information and thus develop an enhanced ability to make forecasts based on the historical information and other data available at their disposal. Our neural networks do not make forecasts. Instead, they analyze price data and uncover opportunities. Using our proprietary neural network, trade decisions are made based on thoroughly analyzed data (which is not generally possible when using traditional technical analysis methods).

On August 28, 2015, the Company completed the acquisition of Magdallen Quant Pte Ltd. (“MQL”). The acquisition was accomplished through a share exchange with Mr. Anthony Ng Zi Qin of 7,422,000 new restricted shares ("Consideration Shares") of common stock of the Company, at a market value of $0.41 per share, with an aggregate fair value of $3,043,020 in exchange for 100% of the issued and outstanding capital of MQL, held by Mr. Qin, consisting of 8,000,100 shares of stock issued at par value of SGD$1.00 per share, or $0.714, on the acquisition date. On December 12, 2017, consistent with an addendum to the original Share Purchase Agreement (“SPA”) signed on November 10, 2017, the Company issued an additional 3,339,900 shares of the Company’s common stock to Mr. Qin in full satisfaction of the contingent liability as had been set forth in the original SPA, as amended.

We offer trading software solutions to clients on the basis of a "Software as a Service (SaaS)" licensing and delivery models with licensed users availing themselves of service-based contractual arrangements. Our proprietary trading models have been developed by a team of professional engineers in communications, electronic circuitry design and financial engineering. Our systems were designed to take intelligent positions as the market moves/changes. It was our expectation that the proprietary algorithmic trading systems would generate superior, risk adjustable, returns for our clients.

Algorithms were placed into commercial operation in November 2015 upon the execution of a Software Licensing Agreement for the deployment of the proprietary trainable, trading algorithms of Magdallan Quant Pte. Ltd. (“MQL”) with New Asia Momentum Limited (“NAML”), a company owned and controlled by NAHD’s Chairman and CEO, Dr. Lin Kok Peng. Under the terms of the Software License Agreement, NAML agreed to pay MQL a license fee and certain other fixed and time and materials fees. In 2019, Momentum assets under management (“AUM”) were returned to its investors. The license agreement between MQL and Momentum still remains in place.

The Company continues to improve its products and has been working to create new products. The Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantee that such new products and product improvements will translate to improved financial performance. The Company and Momentum is pursuing partnerships agreements with regulated funds for the use of our proprietary trainable trading algorithms; however, as of September 30, 2019, no partnerships had been finalized.

Results of Operations

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenues

We had no revenue during for the three months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, due to market conditions that impacted trading frequencies and volumes, the Company’s exclusive licensee, Momentum, liquidated the Feuris Fund A and returned the AUM to the investors. The License Agreement between MQL and Momentum still remains in place.

Operating Expenses

Operating expenses were $37,422 for the three months ended September 30, 2019, consisting of $17,181 of general and administrative expenses, $8,400 of outside service expenses, and $11,841 of professional fees. This compares to operating expenses for the three months ended September 30, 2018 of $40,451, consisting of $17,903 of general and administrative expenses, $8,400 of outside service expenses, and $14,148 of professional fees. The operating expenses for the three-month period ended September 30, 2019 were slightly lower than the operating expenses for the corresponding period in 2018 because professional fees were slightly lower.

Net Loss

As a result of the foregoing, we had a net loss of $37,422 for the three months ended September 30, 2019 compared to $40,451 for the three months ended September 30, 2018.

We expect to incur net losses through the balance of this year because we expect to continue to incur expenses, but do not expect to generate significant, or any, revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover our expenses. We expect to cover such shortfall in operating margins through advances from our principal shareholder and other fundraising measures, as the Company deems appropriate.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Revenues

We had revenues of $0 and $76 for the nine months ended September 30, 2019 and 2018, respectively. Such revenues were comprised of related party revenues, as they resulted from fees received from the Company's exclusive licensee, Momentum. Momentum is a Singapore private company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board. Dr. Lin Kok Peng also has voting and dispositive control over the shares of Company common stock held by NAHL, the Company’s principal stockholder. As of September 30, 2019, due to market conditions that impacted trading frequencies and volumes, the Company’s exclusive licensee, Momentum, liquidated the Feuris Fund A and returned the AUM to the investors.  The License Agreement between MQL and Momentum still remains in place.

Operating Expenses

Operating expenses were $137,970 for the nine months ended September 30, 2019, consisting of $69,090 of general and administrative expenses, $25,200 of outside service expenses, and $43,680 of professional fees. This compares to operating expenses for the nine months ended September 30, 2018 of $123,424, consisting of $57,846 of general and administrative expenses, $25,200 of outside service expenses, and $40,378 of professional fees. The operating expenses for the nine-month period ended September 30, 2019 were higher than the for the corresponding period in 2018 because general and administrative expenses and professional fees were higher in the nine months ended September 30, 2019.

Net Loss

As a result of the foregoing, we had a net loss of $137,970 for the nine months ended September 30, 2019, compared to a net loss of $123,348 for the nine months ended September 30, 2018.

We expect to incur net losses through the balance of this year because we expect to continue to incur expenses, but do not expect to generate significant, or any, revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover our expenses. We expect to cover such shortfall in operating margins through advances from our principal shareholder and other fundraising measures, as the Company deems appropriate.

Liquidity and Capital Resources

We had cash in the amount of $31,876 and $28,617 at September 30, 2019 and December 31, 2018, respectively.  To date, we have funded our operations from advances from our principal shareholder, NAHL. Dr. Lin Kok Peng also has voting and dispositive control over the shares of Company common stock held by NAHL.

We do not have sufficient capital to sustain our operations for the next 12 months. We expect to continue to rely on advances from NAHL, as well as from other sources of financing, including private placements of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of equity securities or that we will be able to arrange for debt or other financing to fund our operations and other activities.  We do not have any oral or written agreements with NAHL which would require NAHL to fund our operations.

During the nine-month period ended September 30, 2019, NAHL advanced an aggregate of $104,913 to the Company. The total advances due to NAHL are $816,452 and $711,539 as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, $465,594 of the advances constitute unsecured interest-free loans to the Company. The advances were supposed to have been repaid by the close of business on October 31, 2016. In 2016, however, the Company and NAHL agreed that if the Company was unable to repay these advances by such date, NAHL, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above advances into common stock of the Company at a conversion price of $0.02 per share. As of September 30, 2019, NAHL had not exercised its option to convert the advances into shares of common stock, thus the total of $816,452 in advances presently remain as an unsecured interest-free loan to the Company. The $104,913 borrowed during the nine-month period ended September 30, 2019 is non-interest bearing unsecured, and due on demand.

We expect to incur losses and negative operating cash flows for the foreseeable future and we may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures.

As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We have no agreements to obtain funds through bank loans, lines of credit or any other traditional sources. Since we have no financing committed, our inability to realize financing to maintain operations and grow our business would materially restrict our business operations. Future financing may not be available upon acceptable terms, or at all. Should we be successful in securing future financing, new issuances of equity or convertible debt (i) would dilute our current shareholders, possibly significantly, (ii) might require a significant increase to our authorized stock, and (iii) might have rights, preferences, or privileges senior to our common or preferred stock. If financing is not available to us on favorable terms, such severe limitation might cause us to consider another consolidation of existing common equity at any time as a means to attract financing and maintain our business.

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

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Cash, beginning of period	$28,617	$58,263
Net cash used in operating activities	(101,522)	(84,269)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	104,913	78,989
Effect of exchange rate on cash	(132)	(827)
Cash, end of period	$31,876	$52,156

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information under this item.

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

Our management conducted an evaluation as of September 30, 2019, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective due to the size and nature of the existing business operations. Given the size of our current operations and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEW ASIA HOLDINGS, INC.

Date: November 19, 2019	By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)