Form 10-K
period 2019-12-31
New Asia Holdings, Inc.
filed 2020-04-17
CIK 1485029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [X]	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No [X]

State the aggregate market value of the voting and non-voting common equity held by non-afﬁliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second ﬁscal quarter. As of June 28, 2019, the aggregate market value was $67,453.

The number of shares outstanding of each of the issuer's classes of common stock, as of April 17, 2020, is as follows:

Classes of Common Stock	Shares Outstanding
Common Stock, $0.001 par value	72,288,667

DOCUMENTS INCORPORATED BY REFERENCE

None.

New Asia Holdings, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2019

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

Overview

Since December 24, 2014, New Asia Holdings, Inc., a Nevada corporation (the "Company" or "NAHD"), has been developing and deploying its proprietary, neural trading models for the financial community. We offer trading software solutions to clients on the basis of a software-as-a-service (“SaaS”) licensing and delivery models with licensed users availing themselves of service-based contractual arrangements.

The Company's products capitalize the large volume of the 24 hour Forex markets to achieve capital appreciation over a medium- to long-term basis, combined with the usage of a good wealth vehicle designed to control risk, profit from both bull or bear markets, and maximize liquidity and economic resilience.

Our proprietary trading models were developed by a team of professional engineers in communications, electronic circuitry design and financial engineering. This diverse team is the key factor in our successful development of non-traditional and innovative trading models. Our systems were designed to take intelligent positions as the market moves/changes and, upon development, our systems were to bring a rigorously tested track-record.

The NAHD systems were designed to adapt themselves and to take intelligent positions as the market moves/changes. The models were subjected to rigorous testing akin to the volatile trading environment of major financial events/crises that have happened in recent history. These models were also programmed to have the ability to learn and adapt new manners of trading, effectively translating the human behavioral of trading into a predictive science. The NAHD quantitative strategies and proprietary algorithmic trading system were developed to generate risk adjustable returns for its licensees and their clients.

Since 2016, the Company's focus has been to license its algorithm to licensees, regulated funds and banks to capitalize on the large volume of the 24-hour Forex markets to achieve capital appreciation over a medium- to long- term basis, combined with the usage of a good wealth vehicle designed to control risk, profit from both bull or bear markets, and maximize liquidity and economic resilience.

On August 25, 2015, the Company entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with Anthony Ng Zi Qin, pursuant to which the Company acquired Magdallen Quant Pte Ltd (“MQL”). The MQL acquisition was accomplished through a share exchange with Anthony Ng Zi Qin of 7,422,000 restricted shares of common stock of the Company ("Consideration Shares"), with a value of $0.41 per share, and an aggregate fair value of $3,043,020, in exchange for the entire issued and outstanding capital of MQL held by Mr. Anthony Ng Zi Qin, consisting of 8,000,100 shares of stock issued at par value of SGD 1.00 per share, or $0.714 on the acquisition date. On August 19, 2016, the Company and Anthony Ng Zi Qin entered into an Addendum (the “First MQL Addendum”) to the Purchase Agreement to extend the August 25, 2016 anniversary date for the adjustment of issued shares for an additional period of 12 months. On November 10, 2017, the Company and Anthony Ng Zi Qin signed an Addendum (the “Second MQL Addendum”) to the Purchase Agreement, as amended, pursuant to which the Company agreed to issue an aggregate of 3,339,900 shares of common stock, in satisfaction of the shortfall in the value of the shares issued. These shares were issued on December 12, 2017 in full satisfaction of the aforementioned contingent liability. The Purchase Agreement, as amended, is referred to herein as the “MQL Acquisition Agreement.”

The algorithms were placed into commercial operation in November 2015 upon the execution of a Software License Agreement (the “MQL License Agreement”) between and New Asia Momentum Limited (“NAML”), a company owned and controlled by NAHD’s Chairman and CEO, Dr. Lin Kok Peng. Under the terms of the MQL License Agreement, MQL agreed to license its proprietary trainable, trading algorithms to NAML in exchange for payment of a license fee and certain other fixed and time and materials fees. Pursuant to the terms of the MQL License Agreement, MQL licensed its proprietary trainable, trading algorithms. NAML, in turn, offered these proprietary, trainable, algorithm trading software solutions to broker-dealers, banks, funds and other clients on the basis of a SaaS licensing and delivery model, with sub-licensed users availing themselves of service-based contractual arrangements. NAML was required to pay MQL royalty fees equal to 20% of the trading profits achieved by the SaaS contract agreements that NAML executed with its clients. The targeted geographic market was Asia, with an initial emphasis on Singapore, Hong Kong, Indonesia, and Australia. From 2015 to 2017, NAML grew its retail assets under management (“AUM”) from zero to approximately $2.5 million.

In conjunction with the expansion into the regulated fund and bank model, NAML decided to ask its clients to redeem the AUM and as of September 30, 2017, trading on the AUM was terminated. Specifically, and to support NAML’s decision to expand into the regulated fund and bank model, the Series Z (Multi-Asset Currency and Gold) were redeveloped into the following products:

•7.42.31

•7.43.315

•7.43.325

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

In January 2017, NAML, the Company’s exclusive licensee, entered into an agreement with Ferrell Asset Management Pte Ltd (“FAMPL”), a wholly owned subsidiary of Ferrell Financial Group. Ferrell Financial Group, which started as an exempt fund manager in 2004, holds a Capital Markets Services License issued by the Monetary Authority of Singapore (the “MAS”) for the provision of fund management services to individuals who are accredited investors (“Accredited Investors”) as defined in Section 4A(1)(a)(i) of the Securities and Futures Act (Chapter 289) of Singapore. Ferrell Financial Group is an Asia-focused financial services group dedicated to serving the investment and wealth management needs of family offices and private individuals globally. As an independent, privately held group, Ferrell Financial Group forms strategic partnerships with financial institutions and other relevant organizations to provide customized portfolio solutions for its clients.

The Company initiated its focus on the regulated bank and fund model in 2017 with the launch of the Feuris Fund A with AUM of approximately $6.67 million. Because the risk profiles required by these regulated funds and banks reflect a lower level of risk, there was a significantly reduced frequency of trading activities. As of September 30, 2019, due to market conditions that impacted trading frequencies and volumes, NAML liquidated the Feuris Fund A and returned the AUM to the investors.

The MQL License Agreement remains in place. While the Company continues to improve its algorithm products, there are no guarantees that such product improvements will translate to improved financial performance. The Company, in its efforts to expand its business, is currently involved in the development of new business opportunities, including the following:

•Point of Sales (POS) and mobile Point of Sales (mPOS) solutions and technologies. The Company expects to develop its own mobile readers which would allow small- and medium-sized businesses to accept payments anytime and anywhere by swiping a debit or credit card. The Company aims to be a strong market leader in mPOS solutions.

•A global digital payment system that would allow users to gain access to the existing global merchant base in multiple countries and regions and earn attractive rewards and cashback benefits. We expect that access to the existing global merchant base would be established through proven payment merchant networks, such as UnionPay, and convertible to both mainstream currencies and other digital assets to ensure a steady stream of liquidity. We anticipate that users would be able to convert cryptocurrencies for spending at merchant outlets worldwide.

The Company generated immaterial revenues during the year ended December 31, 2018 and no revenues were generated during the year ended December 31, 2019.

Algorithm Trading Generally

In accordance with a 2016 study published in Advances in Intelligent Systems and Computing in October 2018 ("Optimizing Automated Trading Systems"), 80% of trading in the FOREX market was performed by trading algorithms rather than humans . Algorithmic trading relies on sophisticated computer programs and models to make automated decisions regarding the market, without human input. Such models are especially popular in strategies such as managed futures, where trend following is prevalent.

There are three general types of algorithmic trading:

•Systematic trading: Systematic trading refers to any trading strategy that is a "rule-based" systematic/repetitive approach to execution trading behaviors. This is often achieved through utilization of an expert system that replicates previously captured actions of real traders.

•High-frequency trading (“HFT”): HFT is a type of algorithmic trading in which execution of computerized trading strategies is characterized by extremely short position-holding periods in excess of a few seconds or milliseconds.

•Ultra-high-frequency trading: Sometimes also known as low-latency trading, ultra-high-frequency trading refers to HFT execution of trades in sub-millisecond times through co-location of servers and stripped down strategies, direct market access, or individual data feeds offered by exchanges and others to minimize network and other types of latencies.

The programming associated with the MQ X1 and MQ Y1 algorithms are driven by mean reversion, whereas the programming of the MQ Z1 algorithm is driven by momentum and trend following. All of the algorithms incorporate currency flows and are designed to reduce positions when trends become adverse. These algorithms are very easy for us to deploy and operate via the SaaS model. The combination of this business model and the composition of the algorithms render the trading of currencies and gold nearly effortless: no traders are needed, thereby eliminating compensation-related expenses. In addition to the returns and safety characteristics associated with the subject algorithms, these algorithms are favorable to account holders in that they neither lend themselves to HFT nor to high commissions.

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

Arbitrage Opportunities: This strategy involves buying a dual-listed stock at a lower price in one market and simultaneously selling it at a higher price in another market, offering the price differential as risk-free profit or arbitrage. The same operation can be replicated for stocks versus futures instruments, as price differentials do exist from time to time. Implementing an algorithm to identify such price differentials and placing the orders allows profitable opportunities in efficient manner.

Index Fund Rebalancing: Index funds have defined periods of rebalancing to bring their holdings to par with their respective benchmark indices. This creates profitable opportunities for algorithmic traders, who capitalize on expected trades that offer 20-80 basis points profits, depending upon the number of stocks in the index fund, just prior to index fund rebalancing. Such trades are initiated via algorithmic trading systems for timely execution and best prices.

Mathematical Model Based Strategies: A lot of proven mathematical models, which allow trading on a combination of options and their respective underlying securities, where trades are placed to offset positive and negative deltas so that the portfolio delta is maintained at zero.

Trading Range (Mean Reversion): Mean reversion strategy is based on the idea that the high and low prices of an asset are a temporary phenomenon that revert to their mean value periodically. Identifying and defining a price range and implementing an algorithm based on that allows trades to be placed automatically when the price of an asset breaks in and out of its defined range.

Volume Weighted Average Price (“VWAP”): VWAP strategy breaks up a large order and releases dynamically determined smaller chunks of the order to the market using stock-specific historical volume profiles. The aim is to execute the order close to the VWAP, thereby benefiting on average price.

Time Weighted Average Price (“TWAP”): TWAP strategy breaks up a large order and releases dynamically determined smaller chunks of the order to the market using evenly divided time slots between a start and end time. The aim is to execute the order close to the average price between the start and end times, thereby minimizing market impact.

Percentage of Volume: Until the trade order is fully filled, this algorithm continues sending partial orders, according to the defined participation ratio and according to the volume traded in the markets. The related "steps strategy" sends orders at a user-defined percentage of market volumes and increases or decreases this participation rate when the stock price reaches user-defined levels.

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

Beyond the Usual Trading Algorithms: There are a few special classes of algorithms that attempt to identify "happenings" on the other side. These "sniffing algorithms," used, for example, by a sell side market maker have a built-in intelligence to identify the existence of any algorithms on the buy side of a large order. Such detection through algorithms will help the market maker identify large order opportunities and enable the market maker to benefit by filling the orders at a higher price. This is sometimes identified as high-tech front running.

NAHD's Design Philosophy

Price is simply a reflection and emotional perception of value. Mechanical systems have no emotions when it comes to the interpretation of prices. Nothing is actually too high or too low; it’s all technically relative.

NAHD uses a multitude of modern tools and technology to making trading simpler, adaptive and intelligent:

Some of the tools we apply include:

·Principle Component Analysis (“PCA”)
·Neural Networks
·Removing Linear Trends from Data
·Detecting Anomaly Activities
·Market Behavioral Pattern Neural Analysis
·Co-relational Modeling
·Multi-Time Frame Signal Analysis

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

Factor analysis is related to PCA, but the two are not identical. Latent variable models, including factor analysis, use regression modeling techniques to test hypotheses producing error terms, while PCA is a descriptive statistical technique.

The artificial neural networks are one of the areas in artificial intelligence research that is based on the attempts to simulate the human nervous system in its ability to learn and adapt. It strives to allow us to build a rough simulation of the human brain in operation. When it comes to trading, it is generally a matter of whether to buy, sell or hold and position sizing. In other words, algorithm trading strategies (ATS) significantly simplify decision making as opposed to what would otherwise be possible if human beings were doing the trading.

The Company has strived to develop systems which are adaptive and where no two trades are the same. This is because the market is changing all the time (every hour, minute and second). Thus, it is imperative to achieve an acceptable level of machine learning adaptability within the confines of the boundaries of trading. This enables our clients to stay in the highly challenging game of trading under most, if not all, market conditions. Our systems employ the following strategies:

•Momentum: A trend-following trading strategy that aims to capitalize on the continuance of existing trends in the market. The algorithm assumes large increases in the price of a security will be followed by additional gains and vice versa for declining values.

•Mean Reversion: A trading strategy assuming prices and returns eventually move back toward the mean or average. A popular strategy is mean reversion (pairs trading) where two historically correlated securities that have diverged are assumed to converge in the future. Statistical Arbitrage ("stat arb") is an equity trading strategy that employs time series methods to identify relative mispricing between stocks. It bets on the convergence of the prices of similar financial instruments whose prices have diverged.

The Software as a Service (SaaS) Public Market Performance

SaaS is a software licensing and delivery model in which software is licensed on a subscription basis and is centrally hosted. It is sometimes referred to as "on-demand software". SaaS is typically accessed by users using a thin client via a web browser. SaaS has become a common delivery model for many business applications, including financial services, office and messaging software, payroll processing software, DBMS software, management software, CAD software, development software, gamification, virtualization, accounting, collaboration, customer relationship management (CRM), management information systems (MIS), enterprise resource planning (ERP), invoicing, human resource management (HRM), talent acquisition, content management (CM), antivirus software, and service desk management.  SaaS has been incorporated into the strategy of all leading enterprise software companies.

According to Gartner Group estimates, SaaS remains the largest segment of the cloud market, with revenue expected to grow 17.8% to reach $116.0 billion in 2020.

Table 1. Worldwide SaaS Revenue Forecast (Billions of U.S. Dollars)

	2019	2020	2021	2022
SaaS	99.5	116.0	133.0	151.1

The acceleration in SaaS adoption can be explained by providers delivering nearly all application functional extensions and add-ons as a service. This appeals to users because SaaS solutions are engineered to be more purpose-built and are delivering better business outcomes than traditional software.

Public SaaS companies have historically enjoyed trading multiples at least twice that of their on-premise peers. According to the above publicly available SEG report, a premium market valuation multiple can be largely justified by comparing the relative lifetime value of a SaaS customer versus an on-premise licensee. A SaaS company with a mission critical hosted app and strong customer retention will garner significantly greater cash over time from its average customer than will its on-premise counterpart. In the meantime, according to the SEG Software Industry report, investors are placing their bets on the next wave of SaaS category leaders that are positioned to displace incumbent on-premise providers across multiple product categories.

NAHD and Business Structure

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

On January 23, 2015, we changed the Company’s name from DM Products, Inc. to New Asia Holdings, Inc.

On August 19, 2015, the Board of Directors of the Company approved a resolution acknowledging that New Asia Holdings Ltd, the principal controlling shareholder of the Company, (i) had been advancing funds in the amount of $220,000 to the Company since December 24, 2014 to pay for operating expenses of the Company and (ii) would be required to advance an additional $80,000 to the Company to fund further operating expenses of the Company. The Board further resolved that these advances would constitute an interest-free loan to the Company to be repaid by the close of business on October 31, 2015. However, if the Company was unable to repay these advances by such date, New Asia Holdings Ltd, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above advances into common stock of the Company at a conversion price of $0.02 per share. Through 2019, the Company had received a total of $836,452 in the form of an interest-free loan from its principal shareholder. As of December 31, 2019, New Asia Holdings Ltd, had not yet acted to exercise its option to convert the Advances to shares of common stock, thus the Advances remained as an interest-free loan to the Company.

On August 28, 2015, the Company completed the acquisition of MQL. In November 2015, MQL entered into the MQL License Agreement with NAML, a Company owned and controlled by NAHD's Chairman and CEO, Dr. Lin Kok Peng.

Corporate Website

The Company’s corporate website is www. newasiainc.com; however, it is currently under construction.

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

Risk Related to Our Business and Our Industry

Public health epidemics or outbreaks, such as COVID-19, could materially and adversely impact our business.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

Because COVID-19 infections have been reported worldwide, certain national, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, certain Company internal operations communications and accounting operations have been disrupted by these “stay at home” orders, which have affected the timing of certain new business development activities (the Company had previously liquidated the Feuris Fund A AUM during the third quarter of 2019).

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but could be anticipated to have a material adverse impact on our business, financial condition and results of operations.

The measures taken to date will impact the Company’s business for the fiscal first and second quarters and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

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

We will need additional capital to bring our operations to a sustainable level over the next twelve months. In 2019, we raised approximately $124,913 from advances from our principal shareholder in connection with and after the change of control in February 2015. We believe that, in addition to the capital raised thus far, we will require up to an additional $150,000 for the next 12 months to satisfy our operating cash needs for the current business, however, additional capital may be required for the implementation of the expanded new business opportunities (as described above). The details on these new business opportunities will be provided in the coming quarters along with the required capital inflows. However, given the status of current business operations within the next 12 months, we will need to seek additional financing.

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

We have incurred significant losses in prior periods. Our accumulated deficit at December 31, 2019 was $12,148,029. We incurred net loss in 2019 $180,002 and a net loss in 2018 of $145,748. If we are not able to attain profitability in the near future and long-term future, the trading price of our stock could decline and our financial condition could deteriorate as we could, among other things, deplete our cash, incur additional indebtedness and issue additional equity that could cause significant dilution, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

We have unsecured loans that are overdue, and we will likely need to raise capital to repay the loan or will need to convert the loan to our common stock at the discretion of our principal shareholder.

During 2015, we received interest free loans from New Asia Holdings Ltd, our principal shareholder, in the aggregate principal amount of $316,533 to pay for operating expenses and investments of the Company that were due to be repaid on October 31, 2015. However, if the Company was unable to repay these loans by such date, New Asia Holdings Ltd, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above Advances into Common Stock at a conversion price of $0.02 per share. As of December 31, 2019, New Asia Holdings Ltd had not yet acted to exercise its option to convert the loans to shares of common stock, thus the loans presently remain as an interest-free loan to the Company. As of December 31, 2019, we had received total interest free loans from New Asia Holdings Ltd in the aggregate principal amount of $836,452. If we are unable to repay these loans or convert the loan, this would likely have a material adverse effect on our operations, our ability to raise capital and the price of our stock.

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

Our independent auditors’ report for the fiscal years ended December 31, 2019 and 2018 is qualified as to our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2019 and 2018, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The presence of the going concern explanatory paragraph may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

Sales of new or renewal licensing or subscription contracts may decline and fluctuate as a result of a number of factors, including customer satisfaction with our products and services, the price of our products and services, the quality, ease of use and prices of products and services offered by our competitors and reductions in our customers' spending levels. Furthermore, our customers generally have no contractual obligation to renew their contracts after the initial contract term. We have no historical data with respect to rates of customer renewals, so we may not be able to accurately predict future renewal trends. If our sales of new or renewal subscription contracts decline, our future revenue and revenue growth may decline, and our business may suffer.

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

The Company currently maintains a mailing address at 11 Beach Road #06-01, Singapore and a U.S. office at 15615 Alton Parkway, Suite 450, Irvine CA 92618. The Company pays a monthly lease payment of approximately $3,900 per month for the Singapore office and services and $195 per month for the U.S. office.

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

The following table sets forth the high and low closing bid prices for the periods indicated for the Company's common stock.

	Closing Bid Prices(1)
	High	Low
Year Ending December 31, 2020
Quarter Ending June 30, 2020 (2)	$0.0510	$0.0500
Quarter Ended March 31, 2019	0.0701	0.0500

Year Ended December 31, 2019
Quarter Ended December 31, 2010	$1.2100	$0.0701
Quarter Ended September 31, 2019	0.2200	0.0500
Quarter Ended June 30, 2019	0.0979	0.0500
Quarter Ended March 31, 2019	0.0600	0.0500

Year Ended December 31, 2018
Quarter Ended December 31, 2018	$0.1300	$0.0600
Quarter Ended September 30, 2018	0.1300	0.0700
Quarter Ended June 30, 2018	0.1350	0.0700
Quarter Ended March 31, 2018	0.1500	0.0970

(1)Bids represent inter−dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions. Accordingly, these quotations may or may not necessarily represent actual transactions.

(2)Through April 16, 2020.

On April 16, 2020, the closing price for our common stock on the OTCQB was $0.051 per share on no volume of shares. Because there were no shares traded on April 16, 2020 and generally, the volume of shares quoted on the OTC Markets is insignificant, the closing price quoted does not represent a reliable indication of the fair market value of these shares.

Approximate Number of Holders of Our Common Stock

As of April 17, 2020, there were approximately 299 holders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Common Stock

The Company's Articles of Incorporation authorize the issuance of 400,000,000 shares of common stock, par value of $0.001 per share ("Common Stock"). Each record holder of Common Stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. The Company's Articles of Incorporation do not permit for cumulative voting for the election of directors. As of December 31, 2019, we had 72,288,667 shares of our Common Stock issued and outstanding.

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

Forward-Looking Statements

This Management's Discussion and Analysis contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as "may", "will", "should", "anticipate", "believe", "expect", "plan", "future", "intend", "could", "estimate", "predict", "hope", "potential", "continue", or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption "Risk Factors". We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this annual report on Form 10-K.

Overview

Since December 24, 2014, New Asia Holdings, Inc., a Nevada corporation (the "Company" or "NAHD"), has been developing and deploying its proprietary, neural trading models for the financial community. We offer trading software solutions to clients on the basis of a software-as-a-service (“SaaS”) licensing and delivery models with licensed users availing themselves of service-based contractual arrangements.

The Company's products capitalize the large volume of the 24 hour Forex markets to achieve capital appreciation over a medium- to long-term basis, combined with the usage of a good wealth vehicle designed to control risk, profit from both bull or bear markets, and maximize liquidity and economic resilience.

Our proprietary trading models were developed by a team of professional engineers in communications, electronic circuitry design and financial engineering. This diverse team is the key factor in our successful development of non-traditional and innovative trading models. Our systems were designed to take intelligent positions as the market moves/changes and, upon development, our systems were to bring a rigorously tested track-record.

The NAHD systems were designed to adapt themselves and to take intelligent positions as the market moves/changes. The models were subjected to rigorous testing akin to the volatile trading environment of major financial events/crises that have happened in recent history. These models were also programmed to have the ability to learn and adapt new manners of trading, effectively translating the human behavioral of trading into a predictive science. The NAHD quantitative strategies and proprietary algorithmic trading system were developed to generate risk adjustable returns for its licensees and their clients.

Since 2016, the Company's focus has been to license its algorithm to licensees, regulated funds and banks to capitalize on the large volume of the 24-hour Forex markets to achieve capital appreciation over a medium- to long- term basis, combined with the usage of a good wealth vehicle designed to control risk, profit from both bull or bear markets, and maximize liquidity and economic resilience.

On August 25, 2015, the Company entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with Anthony Ng Zi Qin, pursuant to which the Company acquired Magdallen Quant Pte Ltd (“MQL”). The MQL acquisition was accomplished through a share exchange with Anthony Ng Zi Qin of 7,422,000 restricted shares of common stock of the Company ("Consideration Shares"), with a value of $0.41 per share, and an aggregate fair value of $3,043,020, in exchange for the entire issued and outstanding capital of MQL held by Mr. Anthony Ng Zi Qin, consisting of 8,000,100 shares of stock issued at par value of SGD 1.00 per share, or $0.714 on the acquisition date.

On August 19, 2016, the Company and Anthony Ng Zi Qin entered into an Addendum (the “First MQL Addendum”) to the Purchase Agreement to extend the August 25, 2016 anniversary date for the adjustment of issued shares for an additional period of 12 months. On November 10, 2017, the Company and Anthony Ng Zi Qin signed an Addendum (the “Second MQL Addendum”) to the Purchase Agreement, as amended, pursuant to which the Company agreed to issue an aggregate of 3,339,900 shares of common stock, in satisfaction of the shortfall in the value of the shares issued. These shares were issued on December 12, 2017 in full satisfaction of the aforementioned contingent liability. The Purchase Agreement, as amended, is referred to herein as the “MQL Acquisition Agreement.”

The algorithms were placed into commercial operation in November 2015 upon the execution of a Software License Agreement (the “MQL License Agreement”) between and New Asia Momentum Limited (“NAML”), a company owned and controlled by NAHD’s Chairman and CEO, Dr. Lin Kok Peng. Under the terms of the MQL License Agreement, MQL agreed to license its proprietary trainable, trading algorithms to NAML in exchange for payment of a license fee and certain other fixed and time and materials fees. Pursuant to the terms of the MQL License Agreement, MQL licensed its proprietary trainable, trading algorithms. NAML, in turn, offered these proprietary, trainable, algorithm trading software solutions to broker-dealers, banks, funds and other clients on the basis of a SaaS licensing and delivery model, with sub-licensed users availing themselves of service-based contractual arrangements. NAML was required to pay MQL royalty fees equal to 20% of the trading profits achieved by the SaaS contract agreements that NAML executed with its clients. The targeted geographic market was Asia, with an initial emphasis on Singapore, Hong Kong, Indonesia, and Australia. From 2015 to 2017, NAML grew its retail assets under management (“AUM”) from zero to approximately $2.5 million.

In conjunction with the expansion into the regulated fund and bank model, NAML decided to ask its clients to redeem the AUM and as of September 30, 2017, trading on the AUM was terminated.

The Company initiated its focus on the regulated bank and fund model in 2017 with the launch of the Feuris Fund A with AUM of approximately $6.67 million. Because the risk profiles required by these regulated funds and banks reflect a lower level of risk, there was a significantly reduced frequency of trading activities. As of September 30, 2019, due to market conditions that impacted trading frequencies and volumes, NAML liquidated the Feuris Fund A and returned the AUM to the investors.

The MQL License Agreement remains in place. While the Company continues to improve its algorithm products, there are no guarantees that such product improvements will translate to improved financial performance. The Company, in its efforts to expand its business, is currently involved in the development of new business opportunities, including the following:

▪Point of Sales (POS) and mobile Point of Sales (mPOS) solutions and technologies. The Company expects to develop its own mobile readers which would allow small- and medium-sized businesses to accept payments anytime and anywhere by swiping a debit or credit card. The Company aims to be a strong market leader in mPOS solutions.

▪A global digital payment system that would allow users to gain access to the existing global merchant base in multiple countries and regions and earn attractive rewards and cashback benefits. We expect that access to the existing global merchant base would be established through proven payment merchant networks, such as UnionPay, and convertible to both mainstream currencies and other digital assets to ensure a steady stream of liquidity. We anticipate that users would be able to convert cryptocurrencies for spending at merchant outlets worldwide.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

Because COVID-19 infections have been reported worldwide, certain national, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, certain Company internal operations communications and accounting operations have been disrupted by these “stay at home” orders, which have affected the timing of certain new business development activities (the Company had previously liquidated the Feuris Fund A AUM during the third quarter of 2019).

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but could be anticipated to have a material adverse impact on our business, financial condition and results of operations.

The measures taken to date will impact the Company’s business for the fiscal first and second quarters and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Results of Operations.

The following table provides selected financial data about us for the fiscal years ended December 31, 2019 and December 31, 2018. For detailed financial information, see the audited Financial Statements included in this annual report on Form 10-K.

	December 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$ 23,874	$ 28,617
Prepaid Expense	11,000	13,225
Total Current Assets	34,874	41,842
Other Assets
Deposit	195	195
Total Other Assets	195	195
TOTAL ASSETS	35,069	42,037

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	91,858	43,699

Advance From Shareholder	836,452	711,539
Total Current Liabilities	928,310	755,238

Total Liabilities	928,310	755,238

Stockholders' Deficit
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, shares issued 72,288,667 and outstanding 72,288,667 at December 31, 2019 and December 31, 2018, respectively	72,289	72,289

		-
Additional Paid In Capital	11,182,713	11,182,713
Accumulated Deficit	(12,148,029)	(11,968,027)
Accumulated Other Comprehensive Loss	(214)	(176)
Total Stockholders' Deficit	(893,241)	(713,201)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 35,069	$ 42,037

During fiscal 2019, we generated no revenues compared to fiscal 2018 when we generated $76 in revenues. In addition, we have a history of losses. The reduction in fiscal 2019 revenues resulted from significantly reduced trading volumes of the Feuris Fund A activities since the risk profiles required by these regulated funds and banks reflects a lower level of risk, which resulted in significantly reduced frequency of trading activities over the last several quarters which then led to the closure of the Feuris Fund A by Momentum as of September 30, 2019 and the return of the $ 6.67 million AUM to clients. The Company continues to improve its products and, coupled the self-learning capabilities of the Algorithms the Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantees that such product improvements will translate to improved financial performance and the Company has begun to focus on the development of new business and technology solutions that are expected to be announced during the second half of 2020.

As of December 31, 2019 and December 31, 2018, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses were $180,002 for the year ended December 31, 2019 and $145,824 for the year ended December 31, 2018 and consisted primarily of general and administrative expenses and professional fees. This compares with operating expenses for the year ended December 31, 2018 of $145,824, which primarily consisted of general and administrative expenses and professional fees. The nominal increase in such expenses in the year ended December 31, 2019 was related to increased professional fees and general and administrative expenses.

As a result of the foregoing, we had net loss of $ 180,002 for the year ended December 31, 2019. This compares with a net loss for the year ended December 31, 2018 of $145,748.

After the change in control in December 24, 2014, and the acquisition of our proprietary trainable trading algorithm assets in August 2015, the Company had been implementing its business model, as described above. We expect that we will need to raise additional funds to support the continued implementation and expansion of our business model (focused on the implementation of new business solutions as described above) including, working capital and for the acquisition of new businesses and technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We had begun to generate nominal revenues since the second quarter of 2016, however, due to the change in strategy to focus on the regulated bank and fund model, the Company’s licensee decided to terminate all activities with retail clients and the retail AUM was returned to retail clients. The focus on the regulated bank and fund model was initiated in 2017 with the launch of the Feuris Fund A with AUM of approximately $6.67 million. However, since the adoption of the regulated fund and bank models, the risk profiles required by these regulated funds and banks reflects a lower level of risk, which has resulted in significantly reduced frequency of trading activities over the last several quarters and the Company’s licensee, Momentum decided, as of September 30, 2019, to liquidate the Feuris Fund A and return the AUM to the investors.  The License Agreement between MQL and Momentum still remains in place. The Company continues to improve its products and, coupled the self-learning capabilities of the Algorithms the Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantees that such product improvements will translate to improved financial performance. The Company is currently pursuing the development of new business opportunities, as described above, which are expected to begin to be implemented after the second half of 2020. We expect to incur operating losses through the balance of 2020 because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We expect to cover such shortfall in operating margins through advances from our principal shareholder and other fund-raising measures that the Company deems appropriate.

Liquidity and Capital Resources

As of December 31, 2019, we had cash of $23,874, compared to $28,617 at December 31, 2018.

We had net cash used in operating activities of $(129,618) for the year ended December 31, 2019 and $(107,822) of net cash used by operating activities for the year ended December 31, 2018.

We had net cash flows from financing activities of $124,913 resulting from advances from our principal shareholder during the year ended December 31, 2019, compared to of $78,989 cash flows from financing activities during the year ended December 31, 2018.

We had no cash flows from investing activities during the year ended December 31, 2019, compared to no cash flows from investing activities for the year ended December 31, 2018.

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

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that enough funds will be available to the Company to allow it to cover the expenses related to such activities.

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

The full text of our audited financial statements as of December 31, 2019 and 2018 begins on page F-1 of this annual report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2019.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) as outlined by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019. We have identified the following material weaknesses as of December 31, 2019:

§Lack of sufficient written documentation of internal controls.

§Lack of proper segregation of duties over financial transactions and processes

Management conducted an evaluation of the effectiveness, as of December 31, 2019, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by COSO (2013 framework). Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities are limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Lin Kok Peng	47	Chief Executive Officer, Chief Financial Officer, Chairman of the Board, and Director
Allister Lim Wee Sing	46	Director
Jose A. Capote	59	Vice President and Secretary

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

Dr. Lin holds a Master degree in Business Administration from De Lasalle University, and a Ph.D. from Camden University in Kuala Lumpur.

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

During 2019, no salary, consulting fee, finder's fee or other compensation was paid to any of the Company's directors or executive officers, or to any other affiliate of the Company, except as described under Executive Compensation below. It is not anticipated that any director will receive compensation for his or her services as a director in the near future.

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

Director Compensation

In 2019, we only had one non-employee director: Mr. Lim. No director, including Mr. Lim, received any compensation for his services as a director.

Code of Ethics

The Company's Board of Directors has adopted a Code of Ethics which applies to its principal executive officer and principal financial officer. A copy of the Code of Ethics is available in print without charge to any person who sends a request to the office of the Secretary of the Company at 11 Beach Road #06-01, Singapore 189675.

ITEM 11.	EXECUTIVE COMPENSATION

Since the change in control in 2014, management of the Company requires approximately four (4) hours per calendar week. Accordingly, no officer or director has received any compensation from the Company, except for Mr. Capote who received $18,000 in each of the years ended December 31, 2019 and 2018. Until the Company secures additional SaaS contracts, implements expected new business solutions as described above, and begins to accrue revenues, it is not anticipated that any officer, other than Mr. Capote, or any director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See Certain Relationships and Related Transactions.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

2019 SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lin Kok Peng,
Chief Executive Officer and Chief Financial Officer	2019	-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2018	-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Jose A. Capote
Vice President and Secretary	2019	18,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$18,000
	2018	18,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$18,000

The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 17, 2020, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Named Executive Officers and Directors:
Lin Kok Peng (3)	54,957,724	76.0%
Jose A. Capote (4)	1,518,169	2.1%
Allister Lim Wee Sing	--	0.0%
All officers and directors as a group (3 persons)	56,475,893	78.1%

5% Stockholders:
New Asia Holdings Ltd (5)	54,957,724	76.0%
Anthony Ng Zi Qin	10,716,900	14.9%

* Less than 1%

(1)

On April 17, 2020, there were 72,288,667 shares of our common stock outstanding and no shares of Preferred Stock issued and outstanding. In determining the percent of common stock owned by a person on April 17, 2020: (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 72,288,667 shares of common stock outstanding on April 17, 2020, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities. As of April 17, 2020, we have no outstanding stock warrants or outstanding stock options.

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

(3)	These shares are held by New Asia Holdings Ltd. Lin Kok Peng owns New Asia Holdings Ltd and accordingly, has voting and dispositive power over such shares.
(4)	Jose A. Capote owns these shares through his 50% ownership of Earth Heat, Ltd. Mr. Capote has voting and dispositive power over such shares.
(5)	New Asia Holdings Ltd is owned by Lin Kok Peng, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

The Company pays Mr. Capote, the Company’s Secretary and Vice President, consulting fees for acting in such capacities. The Company incurred such expenses in the amount of $18,000 and $18,000 for the years ended December 31, 2019 and December 31, 2018, respectively.

The Company pays Momentum, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company, fees for the rental of office space and for administrative services in its Singapore headquarters. The Company incurred such expense in the amount of $58,271 and $35,513 for the years ended December 31, 2019 and 2018, respectively.

In November 2015, MQL entered into a Software License Agreement with NAML, a company owned and controlled by NAHD's Chairman and CEO, Dr. Lin Kok Peng. In consideration of MQL's performance, NAML agreed to pay MQL in accordance with the following provisions:

(i)License and Other Fixed Price Fees as set forth below:

•License fees shall be based on profits from the end users' accounts. The license fee shall be calculated as follows: -

oWhere the AUM from all end users is less than $10 million, 15% only of the profits from the end users' accounts.

oIf the AUM from all end users exceed $10 million, MQL's fees shall be separately agreed on between MQL and client, and if MQL and the client are unable to agree on such apportionment, MQL shall still be entitled to 15% only of the profits from the end users' accounts;

oOn every anniversary date of the Software License Agreement, parties will review the performance of the licensed software and may by mutual agreement between MQL and the client vary the license fee.

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

MQL had an accounts receivable balance with NAML of $0, and $0 as of December 31, 2019 and 2018, respectively.

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

On November 10, 2017, the Company and Anthony Ng Zi Qin entered into the Second MQL Addendum, pursuant to which the parties agreed that the Company would issue an aggregate of 3,339,900 shares in satisfaction of the shortfall in the value of the shares issued pursuant to the MQL Agreement, as amended. On December 12, 2017, the common stocks restricted shares were issued. As a result of this transaction, Anthony Ng Qin became a 14.89% shareholder. Thereby he is deemed a related party with significant influence. Also, this transaction created a cancellation of contingency of $5,158,387 that was recorded as a capital transaction for the year ended December 31, 2017. On December 12, 2017, there was positive change in the common share price occurred because of the stock price increase as of December 12, 2017. The Company recorded a gain in change of fair value $1,220,919.

The Company has two directors, including Lin Kok Peng, who is the Chief Executive Officer and controlling shareholder of the Company, and Allister Lim Wee Sing. Mr. Lim is the only director that qualifies as an independent director, as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm's Fees

Aggregate fees for professional services rendered for the Company by MaloneBailey, LLP, the Company’s independent registered public accounting firm, for the fiscal years ended December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
Audit Fees	$22,500	$22,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$22,500	$22,500

Audit Fees. Audit fees consisted of the fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q.

Audit-related Fees. During the 2019 and 2018 fiscal years, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the caption “Audit Fees” above. Therefore, there were no audit-related fees billed or paid during the 2019 and 2018 fiscal years.

Tax Fees. Tax fees consists of fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such tax fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters. As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2019 and 2018, no tax fees were billed or paid during those fiscal years.

All Other Fees. Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2019 and 2018 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

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

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.Financial statements

See index to financial statements and supporting schedules on page F-1 of this Annual Report on Form 10-K.

2.Financial statement schedules

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated by reference:

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

Date: April 17, 2020

New Asia Holdings, Inc.

By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lin Kok Peng	Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Director (principal executive officer, principal financial officer and principal accounting officer)	April 17, 2020
Lin Kok Peng

/s/ Allister Lim Wee Sing	Director	April 17, 2020
Allister Lim Wee Sing

NEW ASIA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

New Asia Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Asia Holdings, Inc, and its subsidiary (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016.

Houston, Texas

April 17, 2020

NEW ASIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$23,874	$28,617
Prepaid Expense	11,000	13,225
Total Current Assets	34,874	41,842
Other Assets
Deposit	195	195
Total Other Assets	195	195
TOTAL ASSETS	35,069	42,037

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$91,858	$43,699
Advance From Shareholder	836,452	711,539
Total Current Liabilities	928,310	755,238
Total Liabilities	928,310	755,238

Stockholders' Deficit
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, 72,288,667 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	72,289	72,289
Additional Paid In Capital	11,182,713	11,182,713
Accumulated Deficit	(12,148,029)	(11,968,027)
Accumulated Other Comprehensive Loss	(214)	(176)
Total Stockholders' Deficit	(893,241)	(713,201)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$35,069	$42,037

The accompanying notes are an integral part of these consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018
Revenues
Sales from related party	$ -	$ 76
Total revenues	-	76
Operating expenses
Professional Fees	58,664	46,897
Outside Service	33,601	33,600
General & Administrative Expenses	87,737	65,327

Total operating expenses	180,002	145,824

Loss from operations	(180,002)	(145,748)

Loss before income taxes	(180,002)	(145,748)

Provision for income taxes	-	-

Net Loss	(180,002)	(145,748)

Foreign currency translation loss	(38)	(813)
Total comprehensive loss	(180,040)	(146,561)
Net loss per common share-basic and fully diluted	$ (0.00)	$ (0.00)

Weighted average common shares outstanding-basic and diluted	72,288,667	72,288,667

The accompanying notes are an integral part of these consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2017	72,288,667	$ 72,289	$ 11,182,713	$ (11,822,279)	$ 637	$ (566,640)
Foreign Currency Translation Adjustment					(813)	(813)
Net loss for the year ended December 31, 2018				(145,748)		(145,748)
Balance, December 31, 2018	72,288,667	72,289	11,182,713	(11,968,027)	(176)	(713,201)
Foreign Currency Translation Adjustment					(38)	(38)
Net loss for the year ended December 31, 2019				(180,002)		(180,002)
Balance, December 31, 2019	72,288,667	$ 72,289	$ 11,182,713	$ (12,148,029)	$ (214)	$ (893,241)

The accompanying notes are an integral part of these consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018
Cash flows from operating activities
Net Loss	$ (180,002)	$ (145,748)
Changes in operating assets and liabilities:
Prepaid expenses	2,225	(1,146)
Deposit	-	920
Accounts payable and Accrued expenses	48,159	38,152
Net cash used in operating activities	(129,618)	(107,822)

Cash flows from financing activities
Advances from Shareholder	124,913	78,989

Net cash provided by financing activities	124,913	78,989
Effect of exchange rate on cash	(38)	(813)
Net decrease in cash	(4,743)	(29,646)

Cash at beginning of year	28,617	58,263
Cash at end of year	$ 23,874	$ 28,617

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -
Taxes paid	$ 800	$ 800

The accompanying notes are an integral part of these consolidated financial statements.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

Note 1: Organization and Summary of Significant Accounting Policies

Organization

New Asia Holdings, Inc. (previously known as DM Products, Inc., Midwest E.S.W.T. Corp, and Effective Sport Nutrition Corporation) (the “Company,” “we” or “our”) was incorporated in the State of Nevada on March 1, 2001. In December 2014, the Company underwent a change in control as a result of approximately 90% of the issued and outstanding shares of common stock of the Company being acquired by New Asia Holdings, Ltd. (wholly owned by Lin Kok Peng, Ph.D., the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board) (“NAHL”).

We offer trading software solutions to clients on the basis of a “Software as a Service (SaaS)” licensing and delivery model with licensed users availing themselves of service-based contractual arrangements. In addition, and consistent with the requirements of the United States federal securities laws, we may utilize our in-house proprietary neural trading models to trade our own funds, thus providing added value to our shareholders.

Algorithms were placed into commercial operation in November 2015 upon the execution of a Software Licensing Agreement for the deployment of the proprietary trainable, trading algorithms of Magdallan Quant Pte. Ltd. (“MQL”) with New Asia Momentum Limited (“NAML”), a company owned and controlled by NAHD’s Chairman and CEO, Dr. Lin Kok Peng. Under the terms of the Software License Agreement, NAML agreed to pay MQL a license fee and certain other fixed and time and materials fees. In 2019, Momentum assets under management (“AUM”) were returned to its investors by NAML. The license agreement between MQL and NAML still remains in place.

As a result of poor performance by the Company’s Algorithms, over the last several months the Company has been focusing on developing new business opportunities, including exploring potential new acquisition. The Company expects to announce the implementation of these new business activities within the second and third Quarter 2020.

The accompanying audited financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

Basis of Presentation

The Company’s consolidated financial statements are expressed in U.S. Dollars and are presented in accordance with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company’s fiscal year end is December 31.

Principles of Consolidation

The consolidated financial statements as of December 31, 2019 and 2018, and for the years then ended, include the accounts of its wholly owned subsidiary, Magdallen Quant Pte Ltd. All significant intercompany transactions have been eliminated.

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

Foreign Currency

The functional currency of our foreign subsidiary is their respective local currency. The financial statements of the foreign subsidiary are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange and income and expense amounts at average rates prevailing throughout the period. Translation adjustments resulting from the translation of the subsidiary’ accounts are included in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity. The applicable exchange rate on December 31, 2019 closed at $1 = 1.3460 SGD and December 31, 2018 closed at $1 = 1.3629 SGD.

Cash

All highly liquid investments with maturities of three months or less are considered to be cash equivalents. At December 31, 2019 and December 31, 2018, the Company had no cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, prepaid expense, accounts payable and accrued liabilities, and advances from shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates, unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax, assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2019 and 2018, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2019 and 2018.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 5.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, Lessees will be required to recognize all leases (with the exception of short-term leases) at the commencement date including a lease liability, which the lessee’s obligation to make lease payments, arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represent the lessee’s right to sue, or control the use of, a specified asset for the lease term. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In December 2017, January 2018, July 2018, December 2018 and March 2019, the FASB issued ASU 2017-13, ASU 2018-10 & 11, ASU 2018-20 and ASU 2019-01, respectively, which contain modifications and improvements to ASU 2016-02. The amendments provide entities with an additional (and optional) transition method adjustment to the opening balance of retained earnings in the period of adoption.

On January 1, 2019, the Company adopted ASC topic 842, using the modified retrospective approach and elected to utilize the Optional Transition Method. The adoption did not impact the Company’s previously reported financial statements nor did it result in a cumulative adjustment to retained earnings as of January 1, 2019.

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

Note 3: Income Taxes

As of December 31, 2019, the Company had net operating loss carry forwards of approximately $12.1 million that may be available to reduce future years' taxable income. Future tax benefits, which may arise because of these losses, have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

The provision for federal income tax consists of the following for the twelve months ended:

	December 31, 2019	December 31, 2018
Federal income tax benefit attributable to:
Current operations	$37,800	$30,607
Less: valuation allowance	(37,800)	(30,607)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2019	December 31, 2018
Deferred tax asset attributable to:
Net operating loss carryover	$2,526,927	$2,489,127

Less: valuation allowance	(2,526,927)	(2,489,127)
Net deferred tax asset	$-	$-

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $12.1 million for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, the net operating loss carry forwards may be limited to use in future years.

As of December 31, 2019, in accordance with the IRS Assessment Statute of Limitations, the IRS has the ability to audit or assess the Company’s tax returns on the basis of the following schedule:

Year	End of IRS Assessment Statute of Limitations
2016	Oct 15, 2020
2017	Oct 15, 2021
2018	Oct 15, 2022
2019 (to be filed in September 15th, 2020)	Oct 15, 2023

Note 4: Common Stock

The Company has authorized 430,000,000 shares of capital stock, consisting of 400,000,000 shares of $0.001 par value common stock, and 30,000,000 shares of $0.001 par value preferred stock. The Company had 72,288,667 shares of common stock and no shares of preferred stock issued and outstanding as of December 31, 2019 and December 31, 2018.

As of December 31, 2019, and 2018, NAHL, the Company’s principal shareholder, had not yet acted to exercise its option to convert advances from NAHL to shares of common stock. Accordingly, as of December 31, 2019 and 2018, the advances remain as an interest-free loan to the Company.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

Note 5: Convertible Advances from Shareholder and other Related Party Transactions

There were advances of $124,913 and $78,989 from NAHL, the Company’s principal shareholder, during the twelve-month period ended December 31, 2019 and 2018, respectively. The total advances due are $836,452 and $711,539 from our principal shareholder as of December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019, and 2018, the advances constitute unsecured interest-free loans to the Company. The advances were supposed to have been repaid by the close of business on October 31, 2016. In 2016, however, the Company and NAHL agreed that if the Company was unable to repay these advances by such date, NAHL, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above advances into common stock of the Company at a conversion price of $0.02 per share. As of December 31, 2019, NAHL, the Company’s principal shareholder, had not yet acted to exercise its option to convert the advances to shares of common stock, the total advances presently remain as an unsecured interest-free, and due on demand loan to the Company.

On September 7, 2015, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a shareholder of the Company through his 50% ownership of Earth Heat Ltd. The Company has agreed to pay Jose Capote consulting fees for acting as the Company’s Secretary and Vice President in the amount of $18,000 and $18,000 for the twelve months ended December 31, 2019 and December 31, 2018, respectively. $18,000 and $13,500 is due to Jose Capote, as of December 31, 2019 and 2018, respectively.

The Company pays New Asia Momentum Pte Ltd (“NAMPL”), a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company, fees for the rental of office space and for administrative services in its Singapore Headquarters. Dr. Lin Kok Peng also has voting and dispositive control over the shares of Company’s common stock held by NAHL, the Company’s principal stockholder. The Company has incurred fees of $58,271 and $35,513 due to NAMPL during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the Company had $57,102 and $22,393 due to NAMPL recorded in accounts payable and accrued liabilities, respectively.

NAML paid MQL a total of $76 in related party service revenue for the twelve months ended December 31, 2018.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

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

The Company pays New Asia Momentum Ptd Ltd, a Singapore private company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board, fees for the rental of office space and for administrative services in its Singapore headquarters. The basic term of the agreement is month to month commencing April 1, 2018 with monthly fixed fees of approximately $3,900.

Note 7 – Subsequent Events

From January 1, 2020 through April 17, 2020, the Company received an additional approximately $32,000 in interest-free advances from its principal controlling shareholder, New Asia Holdings, Ltd. As of April 17, 2020, the principal controlling shareholder, New Asia Holdings, Ltd has not yet acted to convert any of the Advances (as described above) to common stock, the advances remain as an interest free loan to the Company as of now.