Form 10-Q
period 2020-03-31
New Asia Holdings, Inc.
filed 2020-05-26
CIK 1485029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

+65-6820-8885

(Registrant’s telephone number, including area code)

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

As of May 26, 2020, the Registrant had 72,288,667 shares of common stock issued and outstanding.

EXPLANATORY NOTE

The filing of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (this “Quarterly Report”) was delayed due to circumstances related to COVID-19 and its impact on the Company’s accounting operations. Because of government orders issued to combat the COVID-19 outbreak, the Company’s offices and systems have been subject to closure and, as a result, its staff must now work remotely. The significant amount of additional time and resources needed to initiate remote access prevented the Company from completing the tasks necessary to file this Quarterly Report by its May 15th, 2020 due date. The Company relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465), to delay the filing of this Quarterly Report.

FORM 10-Q

NEW ASIA HOLDINGS, INC.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEW ASIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$43,150	$23,874
Prepaid Expense	9,300	11,000
Total Current Assets	52,450	34,874

Other Assets
Deposit	195	195
Total Other Assets	195	195
TOTAL ASSETS	$52,645	$35,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$113,623	$91,858
Advance From Shareholder	886,452	836,452
Total Current Liabilities	1,000,075	928,310

Total Liabilities	1,000,075	928,310

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, 72,288,667 shares issued and outstanding at March 31, 2020 and December 31, 2019	$72,289	72,289

Additional Paid In Capital	11,182,713	11,182,713
Accumulated Deficit	(12,201,342)	(12,148,029)
Accumulated Other Comprehensive Loss	(1,090)	(214)
Total Stockholders’ Deficit	(947,430)	(893,241)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$52,645	$35,069

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2020	March 31, 2019
Operating expenses
Professional fees	$24,749	$18,908
Outside service	8,400	8,400
General and administrative expenses	20,164	30,793

Total operating expenses	53,313	58,101
Loss from operations	(53,313)	(58,101)

Loss before income taxes	$(53,313)	$(58,101)

Provision for income taxes	-	-

Net Loss	$(53,313)	$(58,101)
Foreign currency translation loss	(876)	(33)
Total comprehensive loss	$(54,189)	$(58,134)

Net loss per common share-basic and fully diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding-basic and diluted	72,288,667	72,288,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities
Net Loss	$(53,313)	$(58,101)
Adjustment to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	1,700	4,216
Accounts payable and Accrued expenses	21,765	38,247
Net cash used in operating activities	(29,848)	(15,638)

Cash flows from financing activities
Advance from Shareholder	50,000	29,608
Net cash provided by financing activities	50,000	29,608
Effect of exchange rate on cash	(876)	(33)
Net increase in cash	19,276	13,937

Cash at beginning of period	$23,874	$28,617
Cash at end of period	$43,150	$42,554

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$800	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND MARCH 31, 2019
(Unaudited)

	Three-Month Period Ended March 31, 2019

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2018	72,288,667	$72,289	$11,182,713	$(11,968,027)	$(176)	$(713,201)

Foreign currency translation adjustment					(33)	(33)
Net loss				(58,101)		(58,101)
Balance, March 31, 2019	72,288,667	$72,289	$11,182,713	$(12,026,128)	$(209)	$(771,335)

	Three- Month Period Ended March 31, 2020

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2019	72,288,667	$72,289	$11,182,713	$(12,148,029)	$(214)	$(893,241)

Foreign currency translation adjustment					(876)	(876)
Net loss				(53,313)		(53,313)
Balance, March 31, 2020	72,288,667	$72,289	$11,182,713	$(12,201,342)	$(1,090)	$(947,430)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

Note 1: Organization and Summary of Significant Accounting Policies

Organization

New Asia Holdings, Inc. (previously known as DM Products, Inc., Midwest E.S.W.T. Corp, and Effective Sport Nutrition Corporation) (the “Company,” “we” or “our”) was incorporated in the State of Nevada on March 1, 2001. In December 2014, the Company underwent a change in control as a result of approximately 90% of the issued and outstanding shares of common stock of the Company being acquired by New Asia Holdings, Ltd. (wholly owned by Lin Kok Peng, Ph.D., the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board) (“NAHL”). At March 31, 2020, NAHL was the Company’s principal stockholder.

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

Algorithms were placed into commercial operation in November 2015 upon the execution of a Software Licensing Agreement (the “MQL License Agreement”) for the deployment of the proprietary trainable, trading algorithms of Magdallen Quant Pte. Ltd. (“MQL”), a subsidiary wholly owned by the Company, with New Asia Momentum Limited (“NAML”), a company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board. Under the terms of the MQL License Agreement, NAML agreed to pay MQL a license fee and certain other fixed and time and materials fees. In 2019, MQL’s assets under management (“AUM”) were returned to its investors by NAML. The MQL License Agreement between MQL and NAML still remains in place.

As a result of poor performance by the Company’s Algorithms, over the last several months, the Company has been focusing on developing new business opportunities, including exploring a potential new acquisition or acquisitions.

In May 2020, the Company filed with the SEC the preliminary information statement on Schedule 14C relating to the change of the Company's corporate name from New Asia Holdings, Inc. to Digital Alliance Holdings, Inc. and the increase of the number of authorized shares of common stock and preferred stock. These changes were not effective as of the date of this report.

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent

Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K for the most recent fiscal year, as filed with the Securities and Exchange Commission on April 17, 2020, have been omitted.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the three months ended March 31, 2020; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

Note 2: Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained substantial losses has a working capital deficit and is in need of additional

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

Note 3: Common Stock

The Company has authorized 430,000,000 shares of capital stock, consisting of 400,000,000 shares, par value $0.001 per share, of common stock, and 30,000,000 shares, par value $0.001 per share, of “blank check” preferred stock. The Company had 72,288,667 shares of common stock and no shares of preferred stock issued and outstanding as of March 31, 2020 and December 31, 2019.

As of March 31, 2020, NAHL, the Company’s principal shareholder, had not yet exercised its option to convert advances made by NAHL to the Company into shares of common stock. Accordingly, as of March 31, 2020, the advances remain as an interest-free loan to the Company. See Note 4.

Note 4: Convertible Advances from Shareholder and Other Related Party Transactions

During the three-month period ended March 31, 2020 and 2019, NAHL, the Company’s principal shareholder, advanced an aggregate of $50,000 and $29,608 to the Company, respectively. Dr. Lin Kok Peng, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman has voting and dispositive control over the shares of Company common stock held by NAHL. The total advances due to NAHL are $886,452 and $836,452 as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, $886,452, or 100%, of the advances constitute unsecured interest-free loans to the Company. The advances were supposed to have been repaid by October 31, 2016. In 2016, however, the Company and NAHL agreed that if the Company was unable to repay these advances by such date, NAHL, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the advances into common stock of the Company at a conversion price of $0.02 per share. As of March 31, 2020, NAHL had not exercised its option to convert the advances into shares of common stock. Accordingly, the total of $886,452 in advances remained as an unsecured interest-free loan to the Company as of March 31, 2020. The $50,000 borrowed during the three-month period ended March 31, 2020, is non-interest bearing, unsecured, and due on demand.

On September 7, 2015, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a shareholder of the Company through his 50% ownership of Earth Heat Ltd. The Company had incurred fees due to Mr. Capote for consulting fees for acting as the Company’s Secretary and Vice President in the amount of $4,500 and $4,500 during the three months ended March 31, 2020 and March 31, 2019, respectively. The balance due to Mr. Capote as of March 31, 2020 and December 31, 2019 were $22,500 and $18,000, respectively, and were included in accounts payable and accrued liabilities.

The Company pays New Asia Momentum Pte Ltd (“NAMPL”), a Singapore private company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board, fees for the rental of office space and for administrative services at its Singapore headquarters. The Company has incurred fees of $11,636 and $23,400 due to NAMPL during the three months ended March 31, 2020 and March 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, the Company had $68,738 and $57,102 due to NAMPL recorded in accounts payable and accrued liabilities, respectively.

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

March 31, 2020

services in its Singapore headquarters. The basic term of the agreement is month to month commencing April 1, 2018 with monthly fixed fees of approximately $3,900.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guaranteeing of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the unaudited consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Overview

Since December 24, 2014, New Asia Holdings, Inc. (the “Company”) has been developing and deploying its proprietary, neural trading models for the financial community. We offer trading software solutions to clients on the basis of a software-as-a-service (“SaaS”) licensing and delivery models with licensed users availing themselves of service-based contractual arrangements.

The Company's products capitalize the large volume of the 24-hour Forex markets to achieve capital appreciation over a medium- to long-term basis, combined with the usage of a good wealth vehicle designed to control risk, profit from both bull or bear markets, and maximize liquidity and economic resilience.

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

The Company’s systems were designed to adapt themselves and to take intelligent positions as the market moves/changes. The models were subjected to rigorous testing akin to the volatile trading environment of major financial events/crises that have happened in recent history. These models were also programmed to have the ability to learn and adapt new manners of trading, effectively translating the human behavioral of trading into a predictive science. The Company’s quantitative strategies and proprietary algorithmic trading system were developed to generate risk adjustable returns for its licensees and their clients.

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

The algorithms were placed into commercial operation in November 2015 upon the execution of a Software Licensing Agreement (the “MQL License Agreement”) between and New Asia Momentum Limited (“NAML”), a company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board. Under the terms of the MQL License Agreement, MQL agreed to license its proprietary trainable, trading algorithms to NAML in exchange for payment of a license fee and certain other fixed and time and materials fees. Pursuant to the terms of the MQL License Agreement, MQL licensed its proprietary trainable, trading algorithms. NAML, in turn, offered these proprietary, trainable, algorithm trading software solutions to broker-dealers, banks, funds and other clients on the basis of a SaaS licensing and delivery model, with sub-licensed users availing themselves of service-based contractual arrangements. NAML was required to pay MQL royalty fees equal to 20% of the trading profits achieved by the SaaS contract agreements that NAML executed with its clients. The targeted geographic market was Asia, with an initial emphasis on Singapore, Hong Kong, Indonesia, and Australia. From 2015 to 2017, NAML grew its retail assets under management (“AUM”) from zero to approximately $2.5 million.

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

The Company did not generate any revenue during the three months period ended March 31, 2020 and 2019.

COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to most countries around the world and infections have been reported globally. The spread of COVID-19 has had a material adverse effect on segments of the global economy.

Because COVID-19 infections have been reported worldwide, certain national, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, certain Company internal operations communications and accounting operations have been disrupted by these stay-at-home orders, which have affected the timing of certain new business development activities (the Company had previously liquidated the Feuris Fund A AUM during the third quarter of 2019).

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time, but could be anticipated to have a material adverse impact on our business, financial condition and results of operations.

The measures taken to date have impacted the Company’s business during the first quarter of 2020 and will impact the Company’s business for the second quarter of 2020 and potentially beyond. The significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

The COVID-19 outbreak is a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could materially impact our operating results.

Results of Operations

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Revenues

We had no revenue during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, due to market conditions that impacted trading frequencies and volumes, the Company’s exclusive licensee, NAML, liquidated the Feuris Fund A and returned the AUM to the investors. The MQL License Agreement between MQL and NAML still remains in place and the Company is focusing on the development of expanded new business solutions as described above.

Operating Expenses

Operating expenses were $53,313 for the three months ended March 31, 2020, consisting of $20,164 of general and administrative expenses, $8,400 of outside service expenses, and $24,749 of professional fees. This compares to operating expenses for the three months ended March 31, 2019 of $58,101, consisting of $30,793 of general and administrative expenses, $8,400 of outside service expenses, and $18,908 of professional fees. The operating expenses for the three month period ended March 31, 2020 were slightly lower than the operating expenses for the corresponding period in 2019 because general and administrative expenses were slightly lower.

Net Loss

As a result of the foregoing, we had a net loss of $53,313 for the three months ended March 31, 2020, compared to $58,101 for the three months ended March 31, 2019.

We expect to incur net losses through 2020 because we expect to continue to incur expenses, but do not expect to generate significant, or any, revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover our expenses. We expect to cover such shortfall in operating margins through advances from our principal shareholder and other fundraising measures, as the Company deems appropriate. There is no assurance that our principal shareholder will continue to advance funds to us or that we will be successful in any other fundraising measures.

Liquidity and Capital Resources

We had cash in the amount of $43,150 and $23,874 at March 31, 2020 and December 31, 2019, respectively.  To date, we have funded our operations from advances from our principal shareholder, NAHL. Dr. Lin Kok Peng, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board, also has voting and dispositive control over the shares of Company common stock held by NAHL.

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

During the three-month period ended March 31, 2020, NAHL advanced an aggregate of $50,000 to the Company. The total advances due to NAHL are $886,452 and $836,452 as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, the advances constitute unsecured interest-free loans to the Company. The advances were supposed to have been repaid by the close of business on October 31, 2016. In 2016, however, the Company and NAHL agreed that if the Company was unable to repay these advances by such date, NAHL, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above advances into common stock of the Company at a conversion price of $0.02 per share. As of March 31, 2020, NAHL had not exercised its option to convert the advances into shares of common stock, thus the total of $886,452 in advances presently remain as an unsecured interest-free loan to the Company. The $50,000 borrowed during the three-month period ended March 31, 2020 is non-interest bearing unsecured, and due on demand.

We expect to incur losses and negative operating cash flows for the foreseeable future, and we may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures.

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

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Cash, beginning of period	$23,874	$28,617
Net cash used in operating activities	(29,848)	(15,638)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	50,000	29,608
Effect of exchange rate on cash	(876)	(33)
Cash, end of period	$43,150	$42,554

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“U.S. GAAP”). U.S. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risks and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to U.S. GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 in the Form 10-K for the most recent fiscal year. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management conducted an evaluation as of March 31, 2020, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective due to the size and nature of the existing business operations. Given the size of our current operations and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 10-K”). However, in light of the recent coronavirus (COVID-19) pandemic, set forth below is a risk factor relating to COVID-19. Other than as set forth below, as of the filing date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors faced by the Company from those previously disclosed in the 2019 10-K.

Public health epidemics or outbreaks, such as COVID-19, could materially and adversely impact our business.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to most countries around the world and infections have been reported globally. The spread of COVID-19 has had a material adverse effect on segments of the global economy.

Because COVID-19 infections have been reported worldwide, certain national, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, certain Company internal operations communications and accounting operations have been disrupted by these stay-at-home orders, which have affected the timing of certain new business development activities (the Company had previously liquidated the Feuris Fund A AUM during the third quarter of 2019).

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time, but could be anticipated to have a material adverse impact on our business, financial condition and results of operations.

The measures taken to date have impacted the Company’s business during the first quarter of 2020 and will impact the Company’s business for the second quarter of 2020 and potentially beyond. The significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

The COVID-19 outbreak is a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could materially impact our operating results.

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

NEW ASIA HOLDINGS, INC.

Date: May 26, 2020	By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)