Form 10-Q
period 2020-06-30
New Asia Holdings, Inc.
filed 2020-08-18
CIK 1485029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________________

Commission File Number 000-55410

NEW ASIA HOLDINGS, INC.

(Exact Name of Registrant as specified in its charter)

Nevada (NV)	45-0460095
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

11 Beach Road #03-01, Singapore	189675
(Address of principal executive offices)	(Zip code)

+65-6702-3808

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days .   ☒    Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).       ☒   Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 18, 2020, the Registrant had 72,288,667 shares of common stock issued and outstanding.

FORM 10-Q

NEW ASIA HOLDINGS, INC.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEW ASIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$ 30,503	$ 23,874
Prepaid Expense	6,300	11,000
Total Current Assets	36,803	34,874

Other Assets
Deposit	195	195
Total Other Assets	195	195
TOTAL ASSETS	$ 36,998	$ 35,069

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 125,439	$ 91,858
Advance From Shareholder	906,452	836,452
Total Current Liabilities	1,031,891	928,310

Total Liabilities	$ 1,031,891	$ 928,310

Stockholders' Equity
Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 400,000,000 shares authorized, 72,288,667 shares issued and outstanding at June 30, 2020 and December 31, 2019	$ 72,289	$ 72,289

Additional Paid In Capital	11,182,713	11,182,713
Accumulated Deficit	(12,249,106)	(12,148,029)
Accumulated Other Comprehensive Loss	(789)	(214)
Total Stockholders' Deficit	(994,893)	(893,241)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 36,998	$ 35,069

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating expenses
Professional Fees	$ 21,769	$ 12,931	$ 46,518	$ 31,839
Outside Service	8,400	8,400	16,800	16,800
General & Administrative expenses	17,595	21,116	37,759	51,909

Total operating expense	47,764	42,447	101,077	100,548

Loss from operations	$ (47,764)	$ (42,447)	$ (101,077)	$ (100,548)

Loss before income taxes	$ (47,764)	$ (42,447)	$ (101,077)	$ (100,548)

Provision for income taxes	-	-	-	-

Net Loss	$ (47,764)	$ (42,447)	$ (101,077)	$ (100,548)
Foreign Currency translation income (loss)	301	(63)	(575)	(96)
Total Other Comprehensive loss	$ (47,463)	$ (42,510)	$ (101,652)	$ (100,644)

Net Loss per common share-basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average common shares outstanding-basic and diluted	72,288,667	72,288,667	72,288,667	72,288,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended	For the six months ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities
Net Loss	$ (101,077)	$ (100,548)
Adjustment to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	4,700	5,336
Accounts payable and accrued liabilities	33,581	2,814
Net cash used by operating activities	(62,796)	(92,398)
Cash flows from financing activities
Advance from shareholder	70,000	94,913

Net cash provided by financing activities	70,000	94,913
Effect of exchange rate on cash	(575)	(96)
Net increase in cash	6,629	2,419

Cash at beginning of period	$ 23,874	$ 28,617
Cash at end of period	$ 30,503	$ 31,036

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -
Taxes paid	$ 800	$ 800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2019
(Unaudited)

			Six-Month Period Ended June 30, 2019

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2018	72,288,667	$ 72,289	$ 11,182,713	$ (11,968,027)	$ (176)	$ (713,201)
Foreign Currency translation adjustment					(33)	(33)
Net Loss				(58,101)		(58,101)
Balance, March 31, 2019	72,288,667	$ 72,289	$ 11,182,713	$ (12,026,128)	$ (209)	$ (771,335)
Foreign Currency translation adjustment					(63)	(63)
Net Loss				(42,447)		(42,447)
Balance, June 30, 2019	72,288,667	$ 72,289	$ 11,182,713	$ (12,068,575)	$ (272)	$ (813,845)

			Six-Month Period Ended June 30, 2020

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2019	72,288,667	$ 72,289	$ 11,182,713	$ (12,148,029)	$ (214)	$ (893,241)

Foreign Currency translation adjustment					(876)	(876)
Net Loss				(53,313)		(53,313)
Balance, March 31, 2020	72,288,667	$ 72,289	$ 11,182,713	$ (12,201,342)	$ (1,090)	$ (947,430)
Foreign Currency translation adjustment					301	301
Net Loss				(47,764)		(47,764)
Balance, June 30, 2020	72,288,667	$ 72,289	$ 11,182,713	$ (12,249,106)	$ (789)	$ (994,893)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

Note 1: Organization and Summary of Significant Accounting Policies

Organization

New Asia Holdings, Inc. (previously known as DM Products, Inc., Midwest E.S.W.T. Corp, and Effective Sport Nutrition Corporation) (the “Company,” “we” or “our”) was incorporated in the State of Nevada on March 1, 2001. In December 2014, the Company underwent a change in control as a result of approximately 90% of the issued and outstanding shares of common stock of the Company being acquired by New Asia Holdings, Ltd. (wholly owned by Lin Kok Peng, Ph.D., the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board) (“NAHL”). At June 30, 2020, NAHL was the Company’s principal stockholder.

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

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K for the most recent fiscal year, as filed with the Securities and Exchange Commission on April 17, 2020, have been omitted.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the three and six months ended June 30, 2020; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

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

JUNE 30, 2020

In view of these matters, the ability of the Company to continue as a going concern is dependent upon growth of revenues and the ability of the Company to raise additional capital. The unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3: Common Stock

As of June 30, 2020, the Company has authorized 430,000,000 shares of capital stock, consisting of 400,000,000 shares, par value $0.001 per share, of common stock, and 30,000,000 shares, par value $0.001 per share, of “blank check” preferred stock. The Company had 72,288,667 shares of common stock and no shares of preferred stock issued and outstanding as of June 30, 2020 and December 31, 2019. See Note 6.

As of June 30, 2020, NAHL, the Company’s principal shareholder, had not yet exercised its option to convert advances made by NAHL to the Company into shares of common stock. Accordingly, as of June 30, 2020, the advances remain as an interest-free loan to the Company. See Note 4.

Note 4: Convertible Advances from Shareholder and Other Related Party Transactions

During the six-month period ended June 30, 2020 and June 30, 2019, NAHL, the Company’s principal shareholder, advanced an aggregate of $70,000 and $94,913 to the Company, respectively. Dr. Lin Kok Peng, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman has voting and dispositive control over the shares of the Company’s common stock held by NAHL. The total advances due to NAHL are $906,452 and $836,452 as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, $906,452, or 100%, of the advances constitute unsecured interest-free loans to the Company. The advances were supposed to have been repaid by October 31, 2016. However, on August 19, 2015, the Company’s Board of Directors approved, if the Company was unable to repay these advances by such date, NAHL, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the advances into common stock of the Company at a conversion price of $0.02 per share (“Agreement on Advances”). As of June 30, 2020, NAHL had not exercised its option to convert the advances into shares of common stock. Accordingly, the total of $906,452 in advances remained as an unsecured interest-free loan to the Company as of June 30, 2020. The $70,000 borrowed during the six-month period ended June 30, 2020, is non-interest bearing, unsecured, and due on demand. NAHL is expected to continue to advance such operating funds to the Company in the future. See Note 6.

On September 7, 2015, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a shareholder of the Company through his 50% ownership of Earth Heat Ltd. The Company had incurred fees due to Mr. Capote for consulting fees for acting as the Company’s Secretary and Vice President in the amount of $9,000 and $9,000 during the six months ended June 30, 2020 and June 30, 2019, respectively. The balance due to Mr. Capote as of June 30, 2020 and December 31, 2019 were $27,145 and $18,000 respectively and were included in accounts payable and accrued liabilities.

The Company pays New Asia Momentum Pte Ltd (“NAMPL”), a Singapore private company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board, fees for the rental of office space and for administrative services at its Singapore headquarters. The Company has incurred fees of $22,936 and $35,085 due to NAMPL during the six months ended June 30, 2020 and June 30, 2019, respectively. As of June 30, 2020 and December 31, 2019, the Company had $80,038 and $57,102 due to NAMPL recorded in accounts payable and accrued liabilities, respectively.

Note 5: Commitments and Contingencies

The Company entered into an agreement with Premier Business Centers (“PBC”) on July 31, 2018. Under the terms of the agreement, PBC granted the Company a license to use the facilities and services of PBC at 15615 Alton Parkway Suite 450, Irvine, CA 92618. The basic term of this agreement is month to month commencing August 1, 2018 with monthly fixed fees of $195.

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

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

Note 6: Subsequent Event

On July 8, 2020, the Company filed a Certificate of Amendment (the “Amendment”) to the Company’s articles of incorporation, as amended, with the Secretary of State of the State of Nevada. The Amendment had the effect of increasing the number of authorized shares of the Company’s common stock from 400,000,000 to 4,000,000,000 and the number of authorized shares of the Company’s preferred stock from 30,000,000 to 400,000,000.

On August 14, 2020, the Company and NAHL entered into an Agreement on Advances (the “Agreement on Advances”). Pursuant to the terms of the Agreement on Advances, all funds that have been advanced to the Company by NAHL up to August 14, 2020 (the “Prior Advances”) will continue to constitute an interest-free loan to the Company, which will be due and payable by the Company to NAHL on or before September 15, 2020. If the Company does not repay the Prior Advances by that date, NAHL will have the option to extend the repayment date or to convert all or a portion of the Prior Advances into Company common stock at a conversion price of $0.003 per share.

The Agreement on Advances further provides that following August 14, 2020, NAHL will endeavor, on a best efforts basis, to continue to advance operating funds to the Company as may be required and requested by the Company for its operations, for a period of at least through December 31, 2020 (such additional advances, as funded, the “Additional Advances”). Any such Additional Advances will be due and payable by the Company to NAHL on or before January 31, 2021. In the event that any Additional Advances are made and are not repaid by such date, NAHL will have the option to extend the repayment date or to convert all or a portion of the Additional Advances into Company common stock at a conversion price of $0.003 per share.

In the event that NAHL determines not to fund any Additional Advances, then the conversion price for any Prior Advances made prior to January 1, 2020 will remain $0.003 per share, and the conversion price with respect to any Prior Advances made after January 1, 2020 will be $0.01 per share.

The conversion prices as set forth above are subject to customary adjustments for stock splits, stock dividends, recapitalizations and other customary events which occur following August 14, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guaranteeing of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K, as the same may be amended from time to time.

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

The MQL License Agreement remains in place.

While the Company continues to improve its algorithm products, there are no guarantees that such product improvements will translate to improved financial performance. The Company, in its efforts to expand its business, is currently involved in the development of new business opportunities, including the following:

•The Global e-Commerce revenue has exceeded more than 2 Trillion USD and has been enjoying double-digital growth annually fueled by increasing numbers of internet users, greater familiarity and dependence with online shopping without the need of physical interactions especially during the ongoing pandemic, and improved purchasing power of the middle-class population. As part of New Asia Holdings Inc.'s expansion plan, the Company may integrate a business solution to provide an e-Commerce platform where buyers and sellers trade products online through incentive-based marketing. The platform is expected to offer a wide range of selective products to the buyers within a social network of community led by influencers and dedicated services integrated with logistical and payment support to provide buyers with easy, simple and secure online shopping experience and be rewarded at the same time. The platform is expected to use a hybrid of Business-to-Business (B2B) and Business-to-Consumer (B2C) business model.

•A global digital payment system that would allow users to gain access to the existing global merchant base in multiple countries and regions and earn attractive rewards and cashback benefits. We expect that access to the existing global merchant base would be established through proven payment merchant networks.

The Company continues to improve its products and has been working to create new products. The Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantee that such new products and product improvements will translate to improved financial performance.

The Company did not generate any revenue during the six months period ended June 30, 2020 and 2019.

In May 2020, the Company filed with the Securities and Exchange Commission (the “SEC”) a preliminary information statement on Schedule 14C relating to the change of the Company's corporate name from New Asia Holdings, Inc. to Digital Alliance Holdings, Inc. and the increase of the number of authorized shares of common stock and preferred stock. On July 8, 2020, the Company filed a Certificate of Amendment (the “Amendment”) to the Company’s articles of incorporation, as amended, with the Secretary of State of the State of Nevada. The Amendment had the effect of increasing the number of authorized shares of the Company’s common stock from 400,000,000 to 4,000,000,000 and the number of authorized shares of the Company’s preferred stock from 30,000,000 to 400,000,000.

As disclosed in the Company’s definitive information statement on Schedule 14C, as filed with the SEC and mailed to the Company’s stockholders on May 28, 2020, the Amendment was approved by the Company’s Board of Directors on March 26, 2020 and by the holders of a majority of the voting power of the Company’s issued and outstanding capital stock on May 22, 2020.

The Company has decided not to pursue the change in the Company’s name at this time.

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

The measures taken to date have impacted the Company’s business during the first half of 2020 and will impact the Company’s business for the second half of 2020 and potentially beyond. The significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

The COVID-19 outbreak is a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could materially impact our operating results.

Results of Operations

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Revenues

We had no revenue during the three months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, due to market conditions that impacted trading frequencies and volumes, the Company’s exclusive licensee, NAML, liquidated the Feuris Fund A and returned the AUM to the investors. The MQL License Agreement between MQL and NAML still remains in place and the Company is focusing on the development of expanded new business solutions as described above.

Operating Expenses

Operating expenses were $47,764 for the three months ended June 30, 2020, consisting of $17,595 of general and administrative expenses, $8,400 of outside service expenses, and $21,769 of professional fees. This compares to operating expenses for the three months ended June 30, 2019 of $42,447, consisting of $21,116 of general and administrative expenses, $8,400 of outside service expenses, and $12,931 of professional fees. The operating expenses for the three-month period ended June 30, 2020 were slightly higher than the operating expenses for the corresponding period in 2019 because professional service expenses were slightly higher.

Net Loss

As a result of the foregoing, we had a net loss of $47,764 for the three months ended June 30, 2020, compared to $42,447 for the three months ended June 30, 2019.

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

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

We had no revenue during the three months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, due to market conditions that impacted trading frequencies and volumes, the Company’s exclusive licensee, NAML, liquidated the Feuris Fund A and returned the AUM to the investors. The MQL License Agreement between MQL and NAML still remains in place and the Company is focusing on the development of expanded new business solutions as described above.

Operating expenses were $101,077 for the six months ended June 30, 2020, consisting of $37,759 of general and administrative expenses, $16,800 of outside service expenses and $46,518 of professional fees. This compares with operating expenses for the six months ended June 30, 2019 of $100,548, consisting of $51,909 of general and administrative expenses, $16,800 of outside service expenses and $31,839 of professional fees. The operating expenses for the six-month period ended at June 30, 2020 were slightly higher than the corresponding operating expenses at June 30, 2019 because professional fees were slightly higher. As a result of the foregoing, we had a net loss from operations of $101,077 for the six months ended June 30, 2020 compared to $100,548 for the six months ended June 30, 2019.

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

Liquidity and Capital Resources

We had cash in the amount of $30,503 and $31,036 at June 30, 2020 and June 30, 2019, respectively.  To date, we have funded our operations from advances from our principal shareholder, NAHL. Dr. Lin Kok Peng, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board, also has voting and dispositive control over the shares of the Company’s common stock held by NAHL.

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

During the six-month period ended June 30, 2020, NAHL advanced an aggregate of $70,000 to the Company. The total advances due to NAHL are $906,452 and $836,452 as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, the advances constitute unsecured interest-free loans to the Company. The advances were supposed to have been repaid by the close of business on October 31, 2016. In 2016, however, the Company and NAHL agreed that if the Company was unable to repay these advances by such date, NAHL, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above advances into common stock of the Company at a conversion price of $0.02 per share. As of June 30, 2020, NAHL had not exercised its option to convert the advances into shares of common stock, thus the total of $906,452 in advances presently remain as an unsecured interest-free loan to the Company. The $70,000 borrowed during the three-month period ended June 30, 2020 is non-interest bearing unsecured, and due on demand.

Through June 30, 2020, NAHL has continued to advance operating funds to the Company totaling $906,452 and is expected to continue to advance such operating funds in the future. NAHL recently informed the Company that the previous terms of the prior agreement had not reflected the level of risk that NAHL has taken in effecting these advances over the years. Therefore, on August 14, 2020, the Company and NAHL entered into an Agreement on Advances (the “Agreement”) wherein the Company and NAHL agreed as follows:

•All funds that have been advanced to the Company by NAHL up to August 14, 2020 (the “Prior Advances”) will continue to constitute an interest-free loan to the Company, which will be due and payable by the Company to NAHL on or before September 15, 2020. If the Company does not repay the Prior Advances by that date NAHL will have the right to extend that date for repayment or to convert all or a portion of the Prior Advances into Common Stock at a conversion price of $0.003 per share.

•Following August 14, 2020, NAHL will endeavor, on a best efforts’ basis, to continue to advance operating funds to the Company as may be required and requested by the Company for its operations, for a period of at least through December 31, 2020 (such additional advances, as funded, the “Additional Advances”). Any such Additional Advances will be due and payable by the Company to NAHL on or before January 31, 2021. In the event that any Additional Advances are made and are not repaid by such date, NAHL will have the right to extend that date for repayment or convert all or a portion of the Additional Advances into Common Stock at a conversion price of US $0.003 per share.

•In the event that NAHL determines not to fund any Additional Advances, then conversion price for any Prior Advances made prior to January 1, 2020 will remain $0.003 per share but the conversion price with respect to any Prior Advances made after January 1, 2020 will be $0.01 per share.

•The conversion prices as set forth above are subject to customary adjustments for stock splits, stock dividends, recapitalizations and other customary events which occur following August 14, 2020.

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

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Cash, beginning of period	$23,874	$28,617
Net cash used in operating activities	(62,796)	(92,398)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	70,000	94,913
Effect of exchange rate on cash	(575)	(96)
Cash, end of period	$30,503	$31,036

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

Our significant accounting policies are summarized in Note 1 in the Annual Report on Form 10-K for the most recent fiscal year. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the six months ended June 30, 2020; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

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

Our management conducted an evaluation as of June 30, 2020, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective due to the size and nature of the existing business operations. Given the size of our current operations and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The measures taken to date have impacted the Company’s business during the first half of 2020 and will impact the Company’s business for the second half of 2020 and potentially beyond. The significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

The COVID-19 outbreak is a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could materially impact our operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Filing

31.1	Certification of CEO pursuant to Sec. 302	Filed herewith.

31.2	Certification of CFO pursuant to Sec. 302	Filed herewith.

32.1	Certification of CEO and CFO pursuant to Sec. 906	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ASIA HOLDINGS, INC.

Date: August 18, 2020	By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)