Form 10-Q
period 2020-09-30
New Asia Holdings, Inc.
filed 2020-11-20
CIK 1485029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________________

Commission File Number 000-55410

NEW ASIA HOLDINGS, INC.

(Exact Name of Registrant as specified in its charter)

Nevada	45-0460095
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

80 Tras Street #01-03, Singapore	079019
(Address of principal executive offices)	(Zip code)

+65-6820-8885

(Registrant’s telephone number, including area code)

11 Beach Road #03-01 Singapore 189675 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days .   ☒    Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).       ☒   Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 20, 2020, the Registrant had 75,288,667 shares of common stock issued and outstanding.

FORM 10-Q

NEW ASIA HOLDINGS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEW ASIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
(Unaudited)
ASSETS
Current Assets
Cash	$ 29,160	$ 23,874
Prepaid Expense	$ 2,000	$ 11,000
Total Current Assets	$ 31,160	$ 34,874

Other Assets
Deposit	$ 195	$ 195
Total Other Assets	$ 195	$ 195
TOTAL ASSETS	$ 31,355	$ 35,069

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 145,018	$ 91,858
Advance from Shareholder	$ 916,452	$ 836,452
Total Current Liabilities	$ 1,061,470	$ 928,310

Total Liabilities	$ 1,061,470	$ 928,310

Stockholders' Equity
Preferred Stock, $0.001 par value, 400,000,000 shares authorized, 0 shares issued and outstanding	$ -	$ -
Common Stock, $0.001 par value, 4,000,000,000 shares authorized, 74,288,667 shares issued and outstanding at September 30, 2020 and 72,288,667 shares issued and outstanding at December 31, 2019	$ 74,289	$ 72,289

Additional Paid In Capital	$ 11,200,713	$ 11,182,713
Accumulated Deficit	$ (12,304,734)	$ (12,148,029)
Accumulated Other Comprehensive Loss	$ (383)	$ (214)
Total Stockholders' Deficit	$ (1,030,115)	$ (893,241)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 31,355	$ 35,069

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Operating expenses
Professional Fees	$ 29,515	$ 11,841	$ 76,033	$ 43,680
Outside Service	$ 8,400	$ 8,400	$ 25,200	$ 25,200
General & Administrative expenses	$ 17,713	$ 17,181	$ 55,472	$ 69,090

Total operating expense	$ 55,628	$ 37,422	$ 156,705	$ 137,970

Loss from operations	$ (55,628)	$ (37,422)	$ (156,705)	$ (137,970)

Loss before income taxes	$ (55,628)	$ (37,422)	$ (156,705)	$ (137,970)

Provision for income taxes	$ -	$ -	$ -	$ -

Net Loss	$ (55,628)	$ (37,422)	$ (156,705)	$ (137,970)
Foreign Currency translation (loss) income	$ 406	$ (36)	$ (169)	$ (132)
Total Comprehensive loss	$ (55,222)	$ (37,458)	$ (156,874)	$ (138,102)

Net Income (Loss) per common share-basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average common shares outstanding-basic and diluted	72,549,537	72,288,667	72,376,258	72,288,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended	For the nine months ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities
Net Loss	$ (156,705)	$ (137,970)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	9,000	11,203
Accounts payable and accrued expenses	53,160	25,245
Net cash used in operating activities	(94,545)	(101,522)
Cash flows from financing activities
Advance from shareholder	80,000	104,913
Issuance of common stock	20,000	-
Net cash provided by financing activities	100,000	104,913
Effect of exchange rate on cash	(169)	(132)
Net increase in cash	5,286	3,259

Cash at beginning of period	$ 23,874	$ 28,617
Cash at end of period	$ 29,160	$ 31,876

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -
Taxes paid	$ 800	$ 800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019
(Unaudited)

	Nine-Month Period Ended September 30, 2019

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2018	72,288,667	$ 72,289	$ 11,182,713	$ (11,968,027)	$ (176)	$ (713,201)
Foreign Currency Translation Adjustment					(33)	(33)
Net Loss				(58,101)		(58,101)
Balance, March 31, 2019	72,288,667	$72,289	$11,182,713	($12,026,128)	($209)	($771,335)
Foreign Currency Translation Adjustment					(63)	(63)
Net Loss				(42,447)		(42,447)
Balance, June 30, 2019	72,288,667	$72,289	$11,182,713	($12,068,575)	($272)	($813,845)
Foreign Currency Translation Adjustment					(36)	(36)
Net Loss				(37,422)		(37,422)
Balance, September 30, 2019	72,288,667	$72,289	$11,182,713	($12,105,997)	($308)	($851,303)

	Nine-Month Period Ended September 30, 2020

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2019	72,288,667	$ 72,289	$ 11,182,713	$ (12,148,029)	$ (214)	$ (893,241)
Foreign Currency Translation Adjustment					(876)	(876)
Net Loss				(53,313)		(53,313)
Balance, March 31, 2020	72,288,667	$ 72,289	$ 11,182,713	$ (12,201,342)	$ (1,090)	$ (947,430)
Foreign Currency Translation Adjustment					301	301
Net Loss				(47,764)		(47,764)
Balance, June 30, 2020	72,288,667	$ 72,289	$ 11,182,713	$ (12,249,106)	$ (789)	$ (994,893)
Issuance of Common Stock	2,000,000	$ 2,000	$ 18,000			$ 20,000
Foreign Currency Translation Adjustment					$ 406	$ 406
Net Loss				$ (55,628)		$ (55,628)
Balance, September 30, 2020	74,288,667	$ 74,289	$ 11,200,713	$ (12,304,734)	$ (383)	$ (1,030,115)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

Note 1: Organization and Summary of Significant Accounting Policies

Organization

New Asia Holdings, Inc. (previously known as DM Products, Inc., Midwest E.S.W.T. Corp, and Effective Sport Nutrition Corporation) (the “Company,” “we” or “our”) was incorporated in the State of Nevada on March 1, 2001. In December 2014, the Company underwent a change in control as a result of approximately 90% of the issued and outstanding shares of common stock of the Company being acquired by New Asia Holdings, Ltd. (wholly owned by Lin Kok Peng, Ph.D., the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board) (“NAHL”). At September 30, 2020, NAHL was the Company’s principal stockholder.

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

As a result of poor performance by the Company’s algorithms, over the last several quarters, the Company has been focusing on developing new business opportunities, including exploring a potential new acquisition or acquisitions.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the three and nine months ended September 30, 2020; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

Note 2: Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained substantial losses, has a working capital deficit and is in need of additional capital to grow its operations so that it can become profitable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

In view of these matters, the ability of the Company to continue as a going concern is dependent upon growth of revenues and the ability of the Company to raise additional capital. The unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3: Common Stock

On July 8, 2020, the Company filed a Certificate of Amendment (the “Amendment”) to the Company’s articles of incorporation, as amended, with the Secretary of State of the State of Nevada. The Amendment had the effect of increasing the number of authorized shares of the Company’s common stock from 400,000,000 to 4,000,000,000 and the number of authorized shares of the Company’s preferred stock from 30,000,000 to 400,000,000. As of September 30, 2020, the Company has authorized 4,400,000,000 shares of capital stock, consisting of 4,000,000,000 shares, par value $0.001 per share, of common stock, and 400,000,000 shares, par value $0.001 per share, of “blank check” preferred stock. The Company had 74,288,667 shares of common stock and no shares of preferred stock issued and outstanding as of September 30, 2020 and 72,288,667 shares of common stock and no shares of preferred stock issued and outstanding as December 31, 2019.

On September 16, 2020, the Company entered into an Equity Purchase Agreement (the “Global Crypto Equity Purchase Agreement”) with Global Crypto Offering Exchange Ltd. (“Global Crypto”). Pursuant to the terms of the Global Crypto Equity Purchase Agreement, the Company agreed to sell to Global Crypto, and Global Crypto agreed to purchase, an aggregate of 50,000,000 restricted shares of the Company’s common stock at purchase price of $0.01 per share, for an aggregate purchase price of $500,000 (the “Share Purchase”). The Global Crypto Equity Purchase Agreement provides that the Share Purchase will be effected in 10 separate blocks (each, a “Block” and collectively, “Blocks”), with the first Block closing on September 18, 2020. In the first Block, Global Crypto purchased 2,000,000 shares for an aggregate purchase price of $20,000. The parties to the Global Crypto Equity Purchase Agreement agreed that each of the remaining nine Blocks will close within 12 months of September 16, 2020.

The Global Crypto Equity Purchase Agreement will terminate (i) upon the completion of the full Share Purchase, or (ii) on September 16, 2021. If the Global Crypto Equity Purchase Agreement terminates on September 16, 2021 prior to completion of the full Share Purchase, no additional shares may be purchased under the Global Crypto Share Purchase Agreement.

The parties to the Global Crypto Equity Purchase Agreement do not intend to effect a change in control as a result of entering into the Global Crypto Equity Purchase Agreement.

On September 21, 2020, the Company entered into an Equity Purchase Agreement (the “ENJU Equity Purchase Agreement”) with ENJU Planning Pte Ltd. (“ENJU”). Pursuant to the terms of the ENJU Equity Purchase Agreement, the Company agreed to sell to ENJU, and ENJU agreed to purchase, 1,000,000 restricted shares of the Company’s common stock at purchase price of $0.20 per share, for an aggregate purchase price of $200,000. The total proceeds were received by the Company during the subsequent period.

As of September 30, 2020, NAHL, the Company’s principal shareholder, had not yet exercised its option to convert advances made by NAHL to the Company into shares of common stock. Accordingly, as of September 30, 2020, the advances remain as an interest-free loan to the Company. See Note 4.

Note 4: Convertible Advances from Shareholder and Other Related Party Transactions

During the nine-month period ended September 30, 2020 and September 30, 2019, NAHL, the Company’s principal shareholder, advanced an aggregate of $80,000 and $104,913 to the Company, respectively. Dr. Lin Kok Peng, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman has voting and dispositive control over the shares of the Company’s common stock held by NAHL. The total advances due to NAHL are $916,452 and $836,452 as of September 30, 2020 and December 31, 2019, respectively. The advances were supposed to have been repaid by October 31, 2016. However, on August 19, 2015, the Company’s Board of Directors approved, if the Company was unable to repay these advances by such date, NAHL, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the advances into common stock of the Company at a conversion price of $0.02 per share (“Agreement on Advances”).

On August 14, 2020, the Company and NAHL entered into an updated agreement on advances (“Updated Agreement on Advances”). Pursuant to the terms of the Updated Agreement on Advances, all funds advanced to the Company by NAHL up to August 14, 2020 (the “Prior Advances”) will continue to constitute an interest-free loan to the Company, which shall be due and payable by the Company to NAHL on or before 15th September 2020 (the “Prior Advance Repayment Date”, which may be extended as set forth below). If the Company does not repay the Prior Advances by the Prior Advance Repayment Date, NAHL, at

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

its sole discretion, will have the option to extend the Prior Advance Repayment Date or convert all or a portion of the Prior Advances into Common Stock at a conversion price of US $0.003 per share (the “Prior Advance Conversion Price”), subject to adjustment as set forth in the Agreement. NAHL’s election to extend the Prior Advance Repayment Date or to convert the Prior Advances into Common Stock shall be made on the first business day following the Prior Advance Repayment Date. The Parties acknowledge and agree that the Prior Advances shall not be convertible into Common Stock prior to the Prior Advance Repayment Date.

Following August 14, 2020, NAHL will endeavor, on a best efforts’ basis, to continue to advance operating funds to the Company as may be required and requested by the Company for its operations, for a period of at least through December 31, 2020 (such additional advances, as funded, the “Additional Advances” and, together with the Prior Advances, the “Advances”). Any such Additional Advances shall be due and payable by the Company to NAHL on or before January 31, 2021 (the “Additional Advance Repayment Date”, which may be extended as set forth below). In the event that any Additional Advances are made and are not repaid by the Additional Advance Repayment Date, NAHL, at its sole discretion, will have the option to extend the Additional Advance Repayment Date or convert all or a portion of the Additional Advances into Common Stock at a conversion price of $0.003 per share (the “Additional Advance Conversion Price”), subject to adjustment as set forth in the Agreement. NAHL’s election to extend the Additional Advance Repayment Date or to convert the Additional Advances into Common Stock shall be made on the first business day following the Additional Advance Repayment Date. The Parties acknowledge and agree that any Additional Advances shall not be convertible into Common Stock prior to the Additional Advance Repayment Date.

As of September 30, 2020, NAHL had not exercised its option to convert the advances into shares of common stock. Accordingly, the total of $916,452 in advances remained as an unsecured interest-free loan to the Company as of September 30, 2020. The advances of $80,000 borrowed by the Company from NAHL during the nine-month period ended September 30, 2020, is non-interest bearing, unsecured, and due as per the terms set forth in the Updated Agreement on Advances. NAHL is expected to continue to advance such operating funds to the Company in the future.

On September 7, 2015, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a shareholder of the Company through his 50% ownership of Earth Heat Ltd. The Company had incurred fees due to Mr. Capote for consulting service for acting as the Company’s Secretary and Vice President in the amount of $13,500 and $13,500 during the nine months ended September 30, 2020 and September 30, 2019, respectively. The balance due to Mr. Capote as of September 30, 2020 and December 31, 2019 were $31,645 and $18,000, respectively, and were included in accounts payable and accrued liabilities.

The Company pays New Asia Momentum Pte Ltd (“NAMPL”), a Singapore private company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board, fees for the rental of office space and for administrative services at its Singapore headquarters. The Company has incurred fees of $34,562 and $46,603 due to NAMPL during the nine months ended September 30, 2020 and September 30, 2019, respectively. As of September 30, 2020, and December 31, 2019, the Company had $91,664 and $57,102 due to NAMPL recorded in accounts payable and accrued liabilities, respectively.

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

The MQL License Agreement remains in place.

While the Company continues to improve its algorithm products, there are no guarantees that such product improvements will translate to improved financial performance. The Company, in its efforts to expand its business, is currently involved in the development of new business opportunities, including the following:

• The Company may integrate a business solution to provide an e-Commerce platform where buyers and sellers trade products online through incentive-based marketing. If launched, the platform is expected to offer a wide range of selective products to the buyers within a social network of community led by influencers and dedicated services integrated with logistical and payment support to provide buyers with easy, simple and secure online shopping experience and be rewarded at the same time. The platform would use a hybrid of Business-to-Business (B2B) and Business-to-Consumer (B2C) business model. The Global e-Commerce revenue has exceeded more than $2 Trillion and has been enjoying double-digital growth annually fueled by increasing numbers of internet users, greater familiarity and dependence with online shopping without the need of physical interactions especially during the ongoing pandemic, and improved purchasing power of the middle-class population.

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

The Company did not generate any revenue during the nine months period ended September 30, 2020 and 2019.

In May 2020, the Company filed with the Securities and Exchange Commission (the “SEC”) a definitive information statement on Schedule 14C relating to a proposed change of the Company's corporate name from New Asia Holdings, Inc. to Digital Alliance Holdings, Inc. and the increase of the number of authorized shares of common stock and preferred stock. On July 8, 2020, the Company filed a Certificate of Amendment (the “Amendment”) to the Company’s articles of incorporation, as amended, with the Secretary of State of the State of Nevada. The Amendment had the effect of increasing the number of authorized shares of the Company’s common stock from 400,000,000 to 4,000,000,000 and the number of authorized shares of the Company’s preferred stock from 30,000,000 to 400,000,000. The Amendment was approved by the Company’s Board of Directors on March 26, 2020 and by the holders of a majority of the voting power of the Company’s issued and outstanding capital stock on May 22, 2020. The Company has decided not to pursue the change in the Company’s name at this time.

On September 21, 2020, the Company entered into an Equity Purchase Agreement (the “ENJU Equity Purchase Agreement”) between the Company and ENJU Planning Pte Ltd. (“ENJU”). Pursuant to the terms of the ENJU Equity Purchase Agreement, the Company agreed to sell to ENJU, and ENJU agreed to purchase, 1,000,000 restricted shares of the Company’s common stock at a per share purchase price of $0.20, for an aggregate purchase price of $200,000. The purchase price was received by the Company on October 8, 2020.

On September 16, 2020, the Company entered into that certain Equity Purchase Agreement (the “Global Crypto Equity Purchase Agreement”) between the Company and Global Crypto Offering Exchange Ltd. (“Global Crypto”). Pursuant to the terms of the Global Crypto Equity Purchase Agreement, the Company agreed to sell to Global Crypto, and Global Crypto agreed to purchase, an aggregate of 50,000,000 restricted shares of the Company’s common stock at a per share purchase price of $0.01, for an aggregate purchase price of $500,000 (the “Share Purchase”). The Global Crypto Equity Purchase Agreement provides that the Share Purchase will be effected in 10 separate blocks (each, a “Block” and collectively, “Blocks”), with the first Block closing on September 16, 2020. In the first Block, Global Crypto purchased 2,000,000 shares for an aggregate purchase price of $20,000. The parties to the Global Crypto Equity Purchase Agreement agreed that each of the remaining nine Blocks will close within 12 months of September 16, 2020.

The Global Crypto Equity Purchase Agreement will terminate (i) upon the completion of the full Share Purchase, or (ii) on September 18, 2021. If the Global Crypto Equity Purchase Agreement terminates on September 18, 2021 prior to completion of the full Share Purchase, no additional shares may be purchased under the Global Crypto Equity Purchase Agreement.

The parties to the Global Crypto Equity Purchase Agreement do not intend to effect a change in control as a result of entering into the Global Crypto Equity Purchase Agreement.

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

The measures taken to date have impacted the Company’s business during the first nine months of 2020 and will impact the Company’s business for the fourth quarter of 2020 and potentially beyond. The significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

The COVID-19 outbreak is a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could materially impact our operating results.

Results of Operations

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Revenues

We had no revenue during the three months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, due to market conditions that impacted trading frequencies and volumes, the Company’s exclusive licensee, NAML, liquidated the Feuris Fund A and returned the AUM to the investors. The MQL License Agreement between MQL and NAML still remains in place and the Company is focusing on the development of expanded new business solutions as described above.

Operating Expenses

Operating expenses were $55,628 for the three months ended September 30, 2020, consisting of $17,713 of general and administrative expenses, $8,400 of outside service expenses, and $29,515 of professional fees. This compares to operating expenses for the three months ended September 30, 2019 of $37,422, consisting of $17,181 of general and administrative expenses, $8,400 of outside service expenses, and $11,841 of professional fees. The operating expenses for the three-month period ended September 30, 2020 were higher than the operating expenses for the corresponding period in 2019 because professional service expenses were slightly higher, associated with activities conducted by the Company, including effecting the increase of the Company’s authorized shares and two private placements.

Net Loss

As a result of the foregoing, we had a net loss of $55,628 for the three months ended September 30, 2020, compared to $37,422 for the three months ended September 30, 2019.

We expect to incur net losses through 2020 because we expect to continue to incur expenses, but do not expect to generate significant, or any, revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover our expenses. We expect to cover such shortfall in operating margins through advances from our principal shareholder and other fundraising measures, some of which have been conducted, as the Company deems appropriate. There is no assurance that our principal shareholder will continue to advance funds to us or that we will be successful in any other fundraising measures.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

We had no revenue during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, due to market conditions that impacted trading frequencies and volumes, the Company’s exclusive licensee, NAML, liquidated the Feuris Fund A and returned the AUM to the investors. The MQL License Agreement between MQL and NAML still remains in place and the Company is focusing on the development of expanded new business solutions as described above.

Operating expenses were $156,705 for the nine months ended September 30, 2020, consisting of $55,472 of general and administrative expenses, $25,200 of outside service expenses and $76,033 of professional fees. This compares with operating expenses for the nine months ended September 30, 2019 of $137,970, consisting of $69,090 of general and administrative expenses, $25,200 of outside service expenses and $43,680 of professional fees. The operating expenses for the nine-month period ended at September 30, 2020 were higher than the corresponding operating expenses at September 30, 2019 because professional fees were higher as indicated above. As a result of the foregoing, we had a net loss from operations of $156,705 for the nine months ended September 30, 2020 compared to $137,970 for the nine months ended September 30, 2019.

We expect to incur operating losses through the balance of this year because we will be incurring expenses and may not generate sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We expect to cover such shortfall in operating margins through advances from our principal shareholder and other fundraising measures, some of which have been conducted, that the Company deems appropriate.

Liquidity and Capital Resources

We had cash in the amount of $29,160 and $31,876 at September 30, 2020 and September 30, 2019, respectively.  To date, we have funded our operations from advances from our principal shareholder, NAHL. Dr. Lin Kok Peng, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board, also has voting and dispositive control over the shares of the Company’s common stock held by NAHL, and we just recently completed two Private Placements as described in herein.

We do not have sufficient capital to sustain our operations for the next 12 months. We expect to continue to rely on advances from NAHL, as well as from other sources of financing, including additional private placements of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of equity securities or that we will be able to arrange for debt or other financing to fund our operations and other activities. We do not have any oral or written agreements with NAHL which would require NAHL to fund our operations.

During the nine-month period ended September 30, 2020, NAHL advanced an aggregate of $80,000 to the Company. The total advances due to NAHL are $916,452 and $836,452 as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, the advances constitute unsecured interest-free loans to the Company.

On August 14, 2020, the Company signed an Agreement with NAHL, a British Virgin Island Corporation (“NAHL”), which is solely owned and controlled by the Company’s Chairman and Chief Executive Officer, Dr. Lin Kok Peng and is thus considered a related party to the Company. All funds advanced to the Company by NAHL up to the Effective Date (the “Prior Advances”) will continue to constitute an interest-free loan to the Company, which shall be due and payable by the Company to NAHL on or before 15th September 2020 (as the same may be extended as set forth below, the “Prior Advance Repayment Date”). If the Company does not repay the Prior Advances by the Prior Advance Repayment Date, NAHL, at its sole discretion, will have the option to extend the Prior Advance Repayment Date or convert all or a portion of the Prior Advances into Common Stock at a conversion price of $0.003 per share (the “Prior Advance Conversion Price”), subject to adjustment as set forth in the Agreement. NAHL’s election to extend the Prior Advance Repayment Date or to convert the Prior Advances into Common Stock shall be made on the first business day following the Prior Advance Repayment Date. The Parties acknowledge and agree that the Prior Advances shall not be convertible into Common Stock prior to the Prior Advance Repayment Date.

Following the Effective Date, NAHL will endeavor, on a best efforts’ basis, to continue to advance operating funds to the Company as may be required and requested by the Company for its operations, for a period of at least through December 31, 2020 (such additional advances, as funded, the “Additional Advances” and, together with the Prior Advances, the “Advances”). Any such Additional Advances shall be due and payable by the Company to NAHL on or before January 31, 2021 (as the same may be extended as set forth below, the “Additional Advance Repayment Date”). In the event that any Additional Advances are made and are not repaid by the Additional Advance Repayment Date, NAHL, at its sole discretion, will have the option to extend the Additional Advance Repayment Date or convert all or a portion of the Additional Advances into Common Stock at a conversion price of $0.003 per share (the “Additional Advance Conversion Price”), subject to adjustment as set forth in the Agreement. NAHL’s election to extend the Additional Advance Repayment Date or to convert the Additional Advances into Common Stock shall be made on the first business day following the Additional Advance Repayment Date. The Parties acknowledge and agree that any Additional Advances shall not be convertible into Common Stock prior to the Additional Advance Repayment Date.

As of September 30, 2020, NAHL had not exercised its option to convert the advances into shares of common stock. Accordingly, the total of $916,452 in advances remained as an unsecured interest-free loan to the Company as of September 30, 2020. The $80,000 borrowed during the nine-month period ended September 30, 2020, is non-interest bearing, unsecured, and due as per the terms of the Agreement executed on August 14, 2020. NAHL is expected to continue to advance such operating funds to the Company in the future.

Through September 30, 2020, NAHL has continued to advance operating funds to the Company totaling $916,452 and is expected to continue to advance such operating funds in the future. NAHL recently informed the Company that the previous terms of the prior agreement had not reflected the level of risk that NAHL has taken in effecting these advances over the years. Therefore, on August 14, 2020, the Company and NAHL entered into an Agreement on Advances (the “Agreement”) wherein the Company and NAHL agreed as follows:

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

As a result, we will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We have no agreements to obtain funds through bank loans, lines of credit or any other traditional sources. Since we have no financing committed, our inability to realize financing to maintain operations and grow our business would materially restrict our business operations. Future financing may not be available upon acceptable terms, or at all. Should we be successful in securing future financing, new issuances of equity or convertible debt (i) would dilute our current shareholders, possibly significantly, (ii) might require a significant increase to our authorized stock, and (iii) might have rights, preferences, or privileges senior to our common or preferred stock. If financing is not available to us on favorable terms, such severe limitation might cause us to consider another consolidation of existing common equity at any time to attract financing and maintain our business.

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

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Cash, beginning of period	$23,874	$28,617
Net cash used in operating activities	(94,545)	(101,522)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	100,000	104,913
Effect of exchange rate on cash	(169)	(132)
Cash, end of period	$29,160	$31,876

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the nine months ended September 30, 2020; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

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

Our management conducted an evaluation as of September 30, 2020, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective due to the size and nature of the existing business operations. Given the size of our current operations and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because COVID-19 infections have been reported worldwide, certain national, state, and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, certain Company internal operations communications and accounting operations have been disrupted by these stay-at-home orders, which have affected the timing of certain new business development activities (the Company had previously liquidated the Feuris Fund A AUM during the third quarter of 2019).

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

The measures taken to date have impacted the Company’s business during the first nine months of 2020 and will impact the Company’s business for the fourth quarter of 2020 and potentially beyond. The significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

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

NEW ASIA HOLDINGS, INC.

Date: November 20, 2020	By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)