Form 10-K
period 2020-12-31
New Asia Holdings, Inc.
filed 2021-04-14
CIK 1485029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No [X]

State the aggregate market value of the voting and non-voting common equity held by non-afﬁliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second ﬁscal quarter. As of June 30, 2020, the aggregate market value was $434,702.

The number of shares outstanding of each of the issuer's classes of common stock, as of April 14, 2021, is as follows:

Classes of Common Stock	Shares Outstanding
Common Stock, $0.001 par value	75,288,667

DOCUMENTS INCORPORATED BY REFERENCE

None.

New Asia Holdings, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2020

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

While the Company continues to improve its algorithm products, there are no guarantees that such product improvements will translate to improved financial performance. The Company, in its efforts to expand its business, is currently involved in the development of new business opportunities, including the following:

•The Company may integrate a business solution to provide an e-Commerce platform where buyers and sellers trade products online through incentive-based marketing. If launched, the platform is expected to offer a wide range of selective products to buyers within a social network community led by influencers and dedicated services integrated with logistical and payment support to provide buyers with a simple and secure online shopping experience, while being rewarded at the same time. The platform would use a hybrid of the Business-to-Business (B2B) and Business-to-Consumer (B2C) business models. The global e-commerce revenue has exceeded more than $2 Trillion and has been enjoying double-digital growth annually fueled by increasing numbers of internet users, greater familiarity, and dependence on online shopping without the need of physical interactions especially during the ongoing pandemic, and improved purchasing power of the middle-class population.

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

The Company generated no revenues during the years ended December 31, 2020 and 2019.

Algorithm Trading Generally

In accordance with studies published in Advances in Intelligent Systems and Computing in October 2018 ("Optimizing Automated Trading Systems"), 80% of trading in the FOREX market was performed by trading algorithms rather than humans. Algorithmic trading relies on sophisticated computer programs and models to make automated decisions regarding the market, without human input. Such models are especially popular in strategies such as managed futures, where trend following is prevalent.

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

•Ultra-high-frequency trading: Sometimes also known as low-latency trading, ultra-high-frequency trading refers to HFT execution of trades in sub-millisecond times through co-location of servers and stripped-down strategies, direct market access, or individual data feeds offered by exchanges and others to minimize network and other types of latencies.

The programming associated with the MQ X1 and MQ Y1 algorithms are driven by mean reversion, whereas the programming of the MQ Z1 algorithm is driven by momentum and trend following. All of the algorithms incorporate currency flows and are designed to reduce positions when trends become adverse. These algorithms are considered easy for us to deploy and operate via the SaaS model. The combination of this business model and the composition of the algorithms render the trading of currencies and gold nearly effortless: no traders are needed, thereby eliminating compensation-related expenses. In addition to the returns and safety characteristics associated with the subject algorithms, these algorithms are favorable to account holders in that they neither lend themselves to HFT nor to high commissions.

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

·Principal Component Analysis (“PCA”)
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

Public SaaS companies have historically enjoyed trading multiples at least twice that of their on-premises peers. According to the above publicly available SEG report, a premium market valuation multiple can be largely justified by comparing the relative lifetime value of a SaaS customer versus an on-premises licensee. A SaaS company with a mission critical hosted app and strong customer retention will garner significantly greater cash over time from its average customer than will its on-premises counterpart. In the meantime, according to the SEG Software Industry report, investors are placing their bets on the next wave of SaaS category leaders that are positioned to displace incumbent on-premises providers across multiple product categories.

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

On January 23, 2015, we changed the Company’s name from DM Products, Inc. to New Asia Holdings, Inc.

On August 19, 2015, the Board of Directors of the Company approved a resolution acknowledging that New Asia Holdings Ltd, the principal controlling shareholder of the Company, (i) had been advancing funds in the amount of $220,000 to the Company since December 24, 2014 to pay for operating expenses of the Company and (ii) would be required to advance an additional $80,000 to the Company to fund further operating expenses of the Company. The Board further resolved that these advances would constitute an interest-free loan to the Company to be repaid by the close of business on October 31, 2015. However, if the Company was unable to repay these advances by such date, New Asia Holdings Ltd, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above advances into common stock of the Company at a conversion price of $0.02 per share. Through 2020 the Company had received a total of $955,149 in the form of an interest-free loan from its principal shareholder. As of December 31, 2020, New Asia Holdings Ltd, had not yet acted to exercise its option to convert the Advances to shares of common stock, thus the Advances remained as an interest-free loan to the Company.

On August 28, 2015, the Company completed the acquisition of MQL. In November 2015, MQL entered into the MQL License Agreement with NAML, a Company owned and controlled by NAHD's Chairman and CEO, Dr. Lin Kok Peng.

Employees

The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and expects to hire full-time staff as the business further develops and expands.

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

The Company believes that the testing and monitoring performed on its models and third-party models will enable it to identify and address those System Events that a prudent person managing a process-driven, systematic and computerized software program would identify and address by correcting the underlying issue(s) giving rise to the System Events or limiting the use of proprietary and third party models, generally or in a particular application. Holders should assume that System Events and their ensuing risks and impact are an inherent part of development with a process-driven, systematic investment manager such as NAHD, as the Manager. Accordingly, NAHD does not expect to disclose discovered System Events to the Software or to Holders.

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

Impacts of Recent Geopolitical Events

COVID-19, volatility of commodity prices, the current state of the US and global economies and other actions and heightened measures in response to these threats, and the potential for instability in the markets may cause disruptions to commerce, reduced economic activity and continued volatility in markets throughout the world. Such systemic risks may have an adverse impact on some of the assets in the Software's portfolio in the event that such risks result in a decline in the securities markets and economic activity. NAHD cannot predict at this time the extent and timing of any decreased commercial and economic activity resulting from the above factors, or how any such decrease might affect the value of the Software. The aforementioned factors could also result in incidents or circumstances that would disrupt the normal operations of the Manager and the Partners, which could also have negative effects on the performance of the Software.

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

Each Series of Algorithms and its models were tested to be resilient during major financial events as they were back-tested for a minimum of 3 years. Risks from past major financial event/crisis are also applied to test the resilience of these Models.  Back-testing is a specific type of historical testing that determines the performance of the Model if it had actually been employed during past periods and market conditions. While back-testing does not allow one to predict how a Model will perform under future conditions, its primary benefit lies in understanding the vulnerabilities of a Model through a simulated encounter with real-world conditions of the past. This enables the Managers to "learn from history" without actually having to make them with actual money.

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

High Probability Profit Targets

The NAHD Team aims that each Series of Algorithms has a winning percentage of above 50%. It means that there would be at least 50% worth of profit trades in total.

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

We will need additional capital to bring our operations to a sustainable level over the next twelve months. In 2020, we raised approximately $338,697, $118,697 from advances from our principal shareholder and $220,000 from the sale of 3,000,000 shares of our common stock in two Private Placements. We believe that, in addition to the capital raised thus far, we will require up to an additional $200,000 for the next 12 months to satisfy our operating cash needs for the current business, however, additional capital may be required for the implementation of the expanded new business opportunities (as described above). However, given the status of current business operations within the next 12 months, we will need to seek additional financing.

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

We have incurred significant losses in prior periods. Our accumulated deficit at December 31, 2020 was $12,338,183. We incurred a net loss in 2020 of $190,154 and a net loss in 2019 of $180,002. If we are not able to attain profitability in the near future and long-term future, the trading price of our stock could decline and our financial condition could deteriorate as we could, among other things, deplete our cash, incur additional indebtedness and issue additional equity that could cause significant dilution, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

There were advances of $118,697 and $124,913 from NAHL, the Company’s principal shareholder, during the twelve-month period ended December 31, 2020 and 2019, respectively. The total advances due are $955,149 and $836,452 from our principal shareholder as of December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020, and 2019, the advances constitute unsecured interest-free loans to the Company.

On August 14, 2020, the Company signed an Agreement with NAHL, a British Virgin Island Corporation (“NAHL”), which is solely owned and controlled by the Company’s Chairman and Chief Executive Officer, Dr. Lin Kok Peng and is thus considered a related party to the Company. All funds advanced to the Company by NAHL up to the Effective Date (the “Prior Advances”) will continue to constitute an interest-free loan to the Company, which was due  and payable by the Company to NAHL on or before September 15, 2020 (as the same was to be extended as set forth below, the “Prior Advance Repayment Date”). If the Company does not repay the Prior Advances by the Prior Advance Repayment Date, NAHL, at its sole discretion, will have the option to extend the Prior Advance Repayment Date or convert all or a portion of the Prior Advances into Common Stock at a conversion price of $0.003 per share (the “Prior Advance Conversion Price”), subject to adjustment as set forth in the Agreement. NAHL’s election to extend the Prior Advance Repayment Date or to convert the Prior Advances into Common Stock shall be made on the first business day following the Prior Advance Repayment Date. The Parties acknowledge and agree that the Prior Advances shall not be convertible into Common Stock prior to the Prior Advance Repayment Date.

Following August 14, 2020, NAHL will endeavor, on a best efforts’ basis, to continue to advance operating funds to the Company as may be required and requested by the Company for its operations, for a period of at least through December 31, 2020 (such additional advances, as funded, the “Additional Advances” and, together with the Prior Advances, the “Advances”). Any such Additional Advances were due and payable by the Company to NAHL on or before January 31, 2021 (the “Additional Advance Repayment Date”, which could be extended as set forth below). Any Additional Advances that have and will be made and are not repaid by the Additional Advance Repayment Date, NAHL, at its sole discretion, will have the option to extend the Additional Advance Repayment Date or convert all or a portion of the Additional Advances into Common Stock at a conversion price of $0.003 per share (the “Additional Advance Conversion Price”), subject to adjustment as set forth in the Agreement. NAHL’s election to extend the Additional Advance Repayment Date or to convert the Additional Advances into Common Stock shall be made on the first business day following the Additional Advance Repayment Date. The Parties acknowledge and agree that any Additional Advances shall not be convertible into Common Stock prior to the Additional Advance Repayment Date.

As of December 31, 2020, NAHL had not exercised its option to convert the advances into shares of common stock. Accordingly, the total of $955,149 in advances remained as an unsecured interest-free loan to the Company as of December 31, 2020. The $118,697 borrowed during the period ended December 31, 2020, is non-interest bearing, unsecured, and due as per the terms of the Agreement executed on August 14, 2020. NAHL is expected to continue to advance such operating funds to the Company in the future

Through December 31, 2020, NAHL has continued to advance operating funds to the Company totaling $955,149 and is expected to continue to advance such operating funds in the future. NAHL recently informed the Company that the previous terms of the prior agreement had not reflected the level of risk that NAHL has taken in effecting these advances over the years. Therefore, on August 14, 2020, the Company and NAHL entered into an Agreement on Advances (the “Agreement”) wherein the Company and NAHL agreed as follows:

•All funds that have been advanced to the Company by NAHL up to August 14, 2020 (the “Prior Advances”) will continue to constitute an interest-free loan to the Company, which will be due and payable by the Company to NAHL on or before September 15, 2020. If the Company does not repay the Prior.

•Advances by that date NAHL will have the right to extend that date for repayment or to convert all or a portion of the Prior Advances into Common Stock at a conversion price of $0.003 per share.

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

Our independent auditors’ report for the fiscal years ended December 31, 2020 and 2019 is qualified as to our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2020 and 2019, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The presence of the going concern explanatory paragraph may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

We depend on our senior management team and the loss of one or more key members of our management team, the failure of new executive officers to integrate with our management team or our failure to attract and retain other highly qualified personnel in the future, could have a negative impact on our business.

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

The Company currently maintains a mailing address at 80 Tras Street #01-03, Singapore and a U.S. office at 15615 Alton Parkway, Suite 450, Irvine CA 92618. The Company pays a monthly lease payment of approximately $3,900 per month for the Singapore office and services and $195 per month for the U.S. office.

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

The following table sets forth the high and low closing bid prices for the periods indicated for the Company's common stock.

	Closing Bid Prices(1)
	High	Low
Quarter Ending March 31, 2021
Quarter Ended March 31, 2021	0.0287	0.0287

Year Ending December 31, 2020
Quarter Ended December 31, 2020	0.173	0.173
Quarter Ended September 30, 2020	0.03	0.03
Quarter Ending June 30, 2020	$0.0312	$0.0312
Quarter Ended March 31, 2020	0.052	0.0510

Year Ended December 31, 2019
Quarter Ended December 31, 2019	$0.0705	$0.0701
Quarter Ended September 30, 2019	0.090	0.0900
Quarter Ended June 30, 2019	0.0569	0.0500
Quarter Ended March 31, 2019	0.0500	0.0500

(1)Bids represent inter−dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions. Accordingly, these quotations may or may not necessarily represent actual transactions.

(2)Through March 29, 2021.

On April 5, 2021, the closing price for our common stock on the OTCQB was $0.03 per share. Because there were few shares traded on April 5, 2021 and generally, the volume of shares quoted on the OTC Markets is insignificant, the closing price quoted does not represent a reliable indication of the fair market value of these shares.

Approximate Number of Holders of Our Common Stock

As of April 14, 2021, there were approximately 299 holders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Common Stock

The Company's Articles of Incorporation authorize the issuance of 4,000,000,000 shares of common stock, par value of $0.001 per share ("Common Stock"). Each record holder of Common Stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. The Company's Articles of Incorporation do not permit for cumulative voting for the election of directors. As of December 31, 2020, we had 75,288,667 shares of our Common Stock issued and outstanding.

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

Preferred Stock

The Company's Articles of Incorporation allow for the issuance of up to 400,000,000 shares of preferred stock, par value of $0.001 per share ("Preferred Stock"). As of the date of this filing, there are no shares of Preferred Stock issued and outstanding.

Recent Issuances of Unregistered Securities

On September 18, 2020, the Company entered into an Equity Purchase Agreement (the “Global Crypto Equity Purchase Agreement”) with Global Crypto Offering Exchange Ltd. (“Global Crypto”). Pursuant to the terms of the Global Crypto Equity Purchase Agreement, the Company agreed to sell to Global Crypto, and Global Crypto agreed to purchase, an aggregate of 50,000,000 restricted shares of the Company’s common stock at purchase price of $0.01 per share, for an aggregate purchase price of $500,000 (the “Share Purchase”). The Global Crypto Equity Purchase Agreement provides that the Share Purchase will be effected in 10 separate blocks (each, a “Block” and collectively, “Blocks”), with the first Block closing on September 18, 2020. In the first Block, Global Crypto purchased 2,000,000 shares for an aggregate purchase price of $20,000. The parties to the Global Crypto Equity Purchase Agreement agreed that each of the remaining nine Blocks will close within 12 months of September 18, 2020.

The Global Crypto Equity Purchase Agreement will terminate (i) upon the completion of the full Share Purchase, or (ii) on September 18, 2021. If the Global Crypto Equity Purchase Agreement terminates on September 18, 2021 prior to completion of the full Share Purchase, no additional shares may be purchased under the Global Crypto Share Purchase Agreement. As of April 14, 2021, no additional blocks of shares have been purchased by Global Crypto Offering Exchange Ltd.

The parties to the Global Crypto Equity Purchase Agreement do not intend to effect a change in control as a result of entering into the Global Crypto Equity Purchase Agreement.

On September 21, 2020, the Company entered into an Equity Purchase Agreement (the “ENJU Equity Purchase Agreement”) with ENJU Planning Pte Ltd. (the “Subscriber”). Pursuant to the terms of the Equity Purchase Agreement, the Company agreed to sell to the Subscriber, and the Subscriber agreed to purchase, 1,000,000 restricted shares of the Company’s common stock at purchase price of $0.20 per share, for an aggregate purchase price of $200,000 (the “Share Purchase”). The purchase price was received by the Company on October 8, 2020.

Transfer Agent

Our independent stock transfer agent is Pacific Stock Transfer. The transfer agent’s address is 4045 S. Spencer Street, Suite 403, Las Vegas, NV 89119. The transfer agent’s telephone number is (702) 361-3033, and its fax number is (702) 433-1979. Pacific Stock Transfer’s website is located at www.pacificstocktransfer.com.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The MQL License Agreement remains in place.

While the Company continues to improve its algorithm products, there are no guarantees that such product improvements will translate to improved financial performance. The Company, in its efforts to expand its business, is currently involved in the development of new business opportunities, including the following:

•The Company may integrate a business solution to provide an e-Commerce platform where buyers and sellers trade products online through incentive-based marketing. If launched, the platform is expected to offer a wide range of selective products to the buyers within a social network of community led by influencers and dedicated services integrated with logistical and payment support to provide buyers with easy, simple and secure online shopping experience and be rewarded at the same time. The platform would use a hybrid of Business-to-Business (B2B) and Business-to-Consumer (B2C) business model. The Global e-Commerce revenue has exceeded more than $2 Trillion and has been enjoying double-digital growth annually fueled by increasing numbers of internet users, greater familiarity and dependence with online shopping without the need of physical interactions especially during the ongoing pandemic, and improved purchasing power of the middle-class population.

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

On September 18, 2020, the Company entered into that certain Equity Purchase Agreement (the “Global Crypto Equity Purchase Agreement”) between the Company and Global Crypto Offering Exchange Ltd. (“Global Crypto”). Pursuant to the terms of the Global Crypto Equity Purchase Agreement, the Company agreed to sell to Global Crypto, and Global Crypto agreed to purchase, an aggregate of 50,000,000 restricted shares of the Company’s common stock at a per share purchase price of $0.01, for an aggregate purchase price of $500,000 (the “Share Purchase”). The Global Crypto Equity Purchase Agreement provides that the Share Purchase will be effected in 10 separate blocks (each, a “Block” and collectively, “Blocks”), with the first Block closing on September 18, 2020. In the first Block, Global Crypto purchased 2,000,000 shares for an aggregate purchase price of $20,000. The parties to the Global Crypto Equity Purchase Agreement agreed that each of the remaining nine Blocks will close within 12 months of September 18, 2020.

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

On September 21, 2020, the Company entered into an Equity Purchase Agreement (the “ENJU Equity Purchase Agreement”) with ENJU Planning Pte Ltd. (the “Subscriber”). Pursuant to the terms of the Equity Purchase Agreement, the Company agreed to sell to the Subscriber, and the Subscriber agreed to purchase, 1,000,000 restricted shares of the Company’s common stock at purchase price of $0.20 per share, for an aggregate purchase price of $200,000 (the “Share Purchase”). The purchase price was received by the Company on October 8, 2020.

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

Results of Operations.

The following table provides selected financial data about us for the fiscal years ended December 31, 2020 and December 31, 2019. For detailed financial information, see the audited Financial Statements included in this annual report on Form 10-K.

	December 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash	$ 200,378	$ 23,874
Prepaid Expense	11,000	11,000
Total Current Assets	211,378	34,874
Other Assets
Deposit	195	195
Total Other Assets	195	195
TOTAL ASSETS	211,573	35,069

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 119,470	$ 91,858
Advance From Shareholder	955,149	836,452
Total Current Liabilities	1,074,619	928,310
Total Liabilities	1,074,619	928,310

Stockholders' Deficit
Preferred Stock, $0.001 par value, 400,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 4,000,000,000 shares authorized, 75,288,667 and 72,288,667 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	75,289	72,289
Additional Paid In Capital	11,399,713	11,182,713
Accumulated Deficit	(12,338,183)	(12,148,029)
Accumulated Other Comprehensive Income (Loss)	135	(214)
Total Stockholders' Deficit	(863,046)	(893,241)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 211,573	$ 35,069

During fiscal years 2020 and 2019, we generated no revenues. In addition, we have a history of losses. The lack of revenues in fiscal 2020 and 2019 revenues resulted from significantly reduced trading volumes of the Feuris Fund A activities since the risk profiles required by these regulated funds and banks reflects a lower level of risk, which resulted in significantly reduced frequency of trading activities over the last several quarters which then led to the closure of the Feuris Fund A by Momentum as of September 30, 2019 and the return of the $ 6.67 million AUM to clients. The Company continues to improve its products and, coupled the self-learning capabilities of the Algorithms the Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantees that such product improvements will translate to improved financial performance and the Company has begun to focus on the development of new business and technology solutions.

As of December 31, 2020 and December 31, 2019, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses were $190,154 for the year ended December 31, 2020 and $180,002 for the year ended December 31, 2019 and consisted primarily of general and administrative expenses and professional fees. The nominal increase in such expenses in the year ended December 31, 2020 was related to increased professional fees.

As a result of the foregoing, we had net loss of $ 190,154 for the year ended December 31, 2020. This compares with a net loss for the year ended December 31, 2019 of $180,002.

We expect that we will need to raise additional funds to support our business (focused on the implementation of new business solutions as described above) including, working capital and for the acquisition of new businesses and technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We had begun to generate nominal revenues since the second quarter of 2016, however, due to the change in strategy to focus on the regulated bank and fund model, the Company’s licensee decided to terminate all activities with retail clients and the retail AUM was returned to retail clients. The focus on the regulated bank and fund model was initiated in 2017 with the launch of the Feuris Fund A with AUM of approximately $6.67 million. However, since the adoption of the regulated fund and bank models, the risk profiles required by these regulated funds and banks reflects a lower level of risk, which has resulted in significantly reduced frequency of trading activities over the last several quarters and the Company’s licensee, Momentum decided, as of September 30, 2019, to liquidate the Feuris Fund A and return the AUM to the investors.  The License Agreement between MQL and Momentum still remains in place. The Company continues to improve its products and, coupled the self-learning capabilities of the Algorithms the Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantees that such product improvements will translate to improved financial performance. The Company is currently pursuing the development of new business opportunities, as described above. We expect to incur operating losses through the balance of 2021 because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We expect to cover such shortfall in operating margins through advances from our principal shareholder and other fund-raising measures that the Company deems appropriate.

Liquidity and Capital Resources

As of December 31, 2020, we had cash of $200,378, compared to $23,874 at December 31, 2019. The increase in cash is the result of the completion of two private placements during the 4th quarter of 2020.

We had net cash used in operating activities of $(123,845) for the year ended December 31, 2020 and $(129,618) of net cash used by operating activities for the year ended December 31, 2019.

We had net cash flows from financing activities of $300,000 resulting from $80,000 advances from our principal shareholder and $220,000 from two private placements during the year ended December 31, 2020, compared to of $124,913 cash flows from financing activities during the year ended December 31, 2019.

We had no cash flows from investing activities during the year ended December 31, 2020, compared to no cash flows from investing activities for the year ended December 31, 2019.

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

Other than the Private Placement agreement with Global Crypto for the purchase of additional blocks of shares as described above, the Company has no current plans, proposals, arrangements, or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that enough funds will be available to the Company to allow it to cover the expenses related to such activities.

The Company's Articles of Incorporation authorize the issuance of up to 400,000,000 shares of preferred stock and 4,000,000,000 shares of common stock. The Company's ability to issue preferred stock may limit the Company's ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company's ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

The full text of our audited financial statements as of December 31, 2020 and 2019 begins on page F-1 of this annual report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2020.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) as outlined by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. We have identified the following material weaknesses as of December 31, 2020:

§Lack of sufficient written documentation of internal controls.

§Lack of proper segregation of duties over financial transactions and processes

Management conducted an evaluation of the effectiveness, as of December 31, 2020, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by COSO (2013 framework). Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities are limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Lin Kok Peng	48	Chief Executive Officer, Chief Financial Officer, Chairman of the Board, and Director
Allister Lim Wee Sing	47	Director
Jose A. Capote	60	Vice President and Secretary

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

Jose A. Capote

Mr. Capote has over 30 years of experience in project engineering, project development, and business development within the energy and environmental management, waste to energy, renewable/alternative energy, nuclear energy, and industrial/infrastructure markets.

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

During 2020, no salary, consulting fee, finder's fee or other compensation was paid to any of the Company's directors or executive officers, or to any other affiliate of the Company, except as described under Executive Compensation below. It is not anticipated that any director will receive compensation for his or her services as a director in the near future.

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

Independent Directors; Committees of our Board of Directors

Our securities are not quoted or listed on an exchange that requires that a majority of our Board members be independent, and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

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

Director Compensation

In 2020, we only had one non-employee director: Mr. Lim. No director, including Mr. Lim, received any compensation for his services as a director.

Code of Ethics

The Company's Board of Directors has adopted a Code of Ethics which applies to its principal executive officer and principal financial officer. A copy of the Code of Ethics is available in print without charge to any person who sends a request to the office of the Secretary of the Company at 80 Tras Street #01-03, Singapore, 079019.

ITEM 11.	EXECUTIVE COMPENSATION

Management of the Company requires approximately four (4) hours per calendar week. Accordingly, no officer or director has received any compensation from the Company, except for Mr. Capote who received $18,000 in each of the years ended December 31, 2020 and 2019. Until the Company secures additional SaaS contracts, implements expected new business solutions as described above, and begins to accrue revenues, it is not anticipated that any officer, other than Mr. Capote, or any director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See Certain Relationships and Related Transactions.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

2020 SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lin Kok Peng,
Chief Executive Officer and Chief Financial Officer	2020	-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2019	-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Jose A. Capote
Vice President and Secretary	2020	18,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$18,000
	2019	18,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$18,000

The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 14, 2021, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Named Executive Officers and Directors:
Lin Kok Peng (3)	41,945,908	55.71%
Jose A. Capote (4)	1,518,169	2.02%
Allister Lim Wee Sing	--	0.0%
All officers and directors as a group (3 persons)	43,464,077	57.73%

5% Stockholders:
New Asia Holdings Ltd (5)	41,945,908	55.71%
Anthony Ng Zi Qin	10,716,900	14.29%

* Less than 1%

(1)

On April 14, 2021, there were 75,288,667 shares of our common stock outstanding and no shares of Preferred Stock issued and outstanding. In determining the percent of common stock owned by a person on April 14, 2021: (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 75,288,667 shares of common stock outstanding on April 14, 2021, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities. As of April 14, 2021, we have no outstanding stock warrants or outstanding stock options.

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

The Board has written policies and procedures for the review, approval, or ratification of any transactions between the Company and any related persons that are required to be disclosed pursuant to Item 404 of Regulation S-K, and reviews and approves all such transactions. “Related person” and “transaction” shall have the meanings given to such terms in Item 404 of Regulation S-K, as amended from time to time. No director will participate in any discussion or approval of such a transaction for which he or she is a related party, except that the director shall provide all material information concerning the transaction to the Board. In determining whether to approve or ratify a particular transaction, the Board will review all material facts of such transactions.

The Company pays Mr. Capote, the Company’s Secretary and Vice President, consulting fees for acting in such capacities. The Company incurred such expenses in the amount of $18,000 and $18,000 for the years ended December 31, 2020 and December 31, 2019, respectively.

The Company pays Momentum, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company, fees for the rental of office space and for administrative services in its Singapore headquarters. The Company incurred such expense in the amount of $46,294 and $58,271 for the years ended December 31, 2020 and 2019, respectively.

In November 2015, MQL entered into a Software License Agreement with NAML, a company owned and controlled by NAHD's Chairman and CEO, Dr. Lin Kok Peng. In consideration of MQL's performance, NAML agreed to pay MQL in accordance with the following provisions:

License and Other Fixed Price Fees as set forth below:

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

MQL had an accounts receivable balance with NAML of $0, and $0 as of December 31, 2020 and 2019, respectively.

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

Independent Registered Public Accounting Firm's Fees

Aggregate fees for professional services rendered for the Company by MaloneBailey, LLP, the Company’s independent registered public accounting firm, for the fiscal years ended December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
Audit Fees	$22,500	$22,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$22,500	$22,500

Audit Fees. Audit fees consisted of the fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q.

Audit-related Fees. During the 2020 and 2019 fiscal years, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the caption “Audit Fees” above. Therefore, there were no audit-related fees billed or paid during the 2020 and 2019 fiscal years.

Tax Fees. Tax fees consists of fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such tax fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters. As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2020 and 2019, no tax fees were billed or paid during those fiscal years.

All Other Fees. Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2020 and 2019 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

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

2.Financial statement schedules

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated by reference:

Exhibit No.	Description
2.1	Sale and Purchase Agreement in Respect to the entire issued and paid up share capital of MAGDALLEN QUANT PTE LTD (1).
2.2	Addendum to Magdallen Quant Pte Ltd Share and Purchase Agreement, dated August 19, 2016 between New Asia Holdings, Inc. and Anthony Ng Zi Qin (2).
2.3	Addendum to Magdallen Quant Pte Ltd Share and Purchase Agreement, dated November 10th, 2017 between New Asia Holdings Inc and Anthony Ng Zi Qin (3)
3.1	Articles of Incorporation (4)
3.2	Certificate of Amendment (4)
3.3	Certificate of Amendment (5)
3.4	Certificate of Designation, Series "A" Preferred Stock (6)
3.5	Certificate of Amendment (6)
3.6	Certificate of Amendment to the registrant’s articles of incorporation, as amended, as filed with the Nevada Secretary of State on July 8, 2020 (7).
3.7	Bylaws (3)
10.1	Agreement on Advances dated as of August 14, 2020 by and between the registrant and New Asia Holdings Ltd. (8)
10.2	Equity Purchase Agreement, dated September 18, 2020, between New Asia Holdings Inc. and Global Crypto Offering Exchange Ltd. (9)
10.3	Equity Purchase Agreement, dated September 21, 2020, between New Asia Holdings Inc. and ENJU Planning Pte Ltd. (10)
21.1*	List of Subsidiaries
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

(7) Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2020.

(8) Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2020.

(9) Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2020.

(10) Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2020.

* Filed herewith.

** Furnished herewith.

(b) The exhibits filed with this Annual Report on Form 10-K are listed under Item 15(a)(3), immediately above.

(c) None.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2021

New Asia Holdings, Inc.

By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lin Kok Peng	Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Director (principal executive officer, principal financial officer and principal accounting officer)	April 14, 2021
Lin Kok Peng

/s/ Allister Lim Wee Sing	Director	April 14, 2021
Allister Lim Wee Sing

NEW ASIA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

New Asia Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Asia Holdings, Inc, and its subsidiary (collectively, the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016.

Houston, Texas

April 14, 2021

NEW ASIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash	$ 200,378	$ 23,874
Prepaid Expense	11,000	11,000
Total Current Assets	211,378	34,874
Other Assets
Deposit	195	195
Total Other Assets	195	195
TOTAL ASSETS	$ 211,573	$ 35,069

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 119,470	$ 91,858
Advance From Shareholder	955,149	836,452
Total Current Liabilities	1,074,619	928,310
Total Liabilities	1,074,619	928,310

Stockholders' Deficit
Preferred Stock, $0.001 par value, 400,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 4,000,000,000 shares authorized, 75,288,667 and 72,288,667 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	75,289	72,289
Additional Paid In Capital	11,399,713	11,182,713
Accumulated Deficit	(12,338,183)	(12,148,029)
Accumulated Other Comprehensive Income (Loss)	135	(214)
Total Stockholders' Deficit	(863,046)	(893,241)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 211,573	$ 35,069

The accompanying notes are an integral part of these consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019

Operating expenses
Professional fees	88,861	58,664
Outside service	33,809	33,601
General & Administrative expenses	67,484	87,737

Total operating expense	190,154	$180,002

Loss from operations	(190,154)	($180,002)
Loss before income taxes	(190,154)	(180,002)

Provision for income taxes	-	-

Net loss	($190,154)	($180,002)

Foreign currency translation income (loss)	349	(38)
Total comprehensive loss	(189,805)	(180,040)
Net loss per common share-basic and fully diluted	$ (0.00)	$ (0.00)

Weighted average common shares outstanding-basic and diluted	73,029,104	72,288,667

The accompanying notes are an integral part of these consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018	72,288,667	$ 72,289	$ 11,182,713	$ (11,968,027)	$ (176)	$ (713,201)
Foreign currency translation adjustment					(38)	(38)
Net loss for the year ended December 31, 2019				(180,002)		(180,002)
Balance, December 31, 2019	72,288,667	72,289	11,182,713	(12,148,029)	(214)	(893,241)
Issuance of common stock	3,000,000	3,000	217,000			220,000
Foreign currency translation adjustment					349	349
Net loss for the year ended December 31, 2020				(190,154)		(190,154)
Balance, December 31, 2020	75,288,667	$ 75,289	$ 11,399,713	$ (12,338,183)	$ 135	$ (863,046)

The accompanying notes are an integral part of these consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019
Cash flows from operating activities
Net loss	$ (190,154)	$ (180,002)
Changes in operating assets and liabilities:
Prepaid expenses	-	2,225
Accounts payable and accrued liabilities	66,309	48,159
Net cash used by operating activities	(123,845)	(129,618)

Cash flows from financing activities
Advance from shareholder	80,000	124,913
Issuance of common stock	220,000	-
Net cash provided by financing activities	300,000	124,913
Effect of exchange rate on cash	349	(38)
Net increase (decrease) in cash	176,504	(4,743)

Cash at beginning of year	23,874	28,617
Cash at end of year	$ 200,378	$ 23,874

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -
Taxes paid	$ 800	$ 800

Non-cash transactions
Payment made by related party on behalf of the Company	$ 38,697	$ -

The accompanying notes are an integral part of these consolidated financial statements.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019

Note 1: Organization and Summary of Significant Accounting Policies

Organization

New Asia Holdings, Inc. (previously known as DM Products, Inc., Midwest E.S.W.T. Corp, and Effective Sport Nutrition Corporation) (the “Company,” “we” or “our”) was incorporated in the State of Nevada on March 1, 2001. In December 2014, the Company underwent a change in control because of approximately 90% of the issued and outstanding shares of common stock of the Company being acquired by New Asia Holdings, Ltd. (wholly owned by Lin Kok Peng, Ph.D., the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board) (“NAHL”).

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

As a result of poor performance by the Company’s Algorithms, over the last several quarters the Company has been focusing on developing new business opportunities, including exploring potential new acquisition.

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

Principles of Consolidation

The consolidated financial statements as of December 31, 2020 and 2019, and for the years then ended, include the accounts of its wholly owned subsidiary, Magdallen Quant Pte Ltd. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of year ended December 31, 2020; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019

Foreign Currency

The functional currency of our foreign subsidiary is their respective local currency. The financial statements of the foreign subsidiary are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange and income and expense amounts at average rates prevailing throughout the period. Translation adjustments resulting from the translation of the subsidiary’ accounts are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity. The applicable exchange rate on December 31, 2020 closed at $1 = 1.3215 SGD and December 31, 2019 closed at $1 = 1.3460 SGD.

Cash

All highly liquid investments with maturities of three months or less are considered to be cash equivalents. At December 31, 2020 and December 31, 2019, the Company had no cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, prepaid expense, deposit, accounts payable and accrued liabilities, and advances from shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates, unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax, assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2020 and 2019, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2020 and 2019.

Related Parties

The Company follows the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 5.

Recent Accounting Pronouncements

The Company does not expect any recent accounting pronouncements to have a material impact to its financial position or result of operations.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019

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

Note 3: Income Taxes

As of December 31, 2020, the Company had net operating loss carry forwards of approximately $12.3 million that may be available to reduce future years' taxable income. Future tax benefits, which may arise because of these losses, have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

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

The 2020 CARES Act provides for a carryback of any NOLs arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, to each of the five taxable years preceding the taxable year in which the loss arises (carryback period). As a result of that amendment, taxpayers take into account such NOLs in the earliest taxable year in the carryback period, carrying forward unused amounts to each succeeding taxable year. The CARES Act does not have a material impact to the Company’s financial position or result of operations.

The provision for federal income tax consists of the following for the twelve months ended:

	December 31, 2020	December 31, 2019
Federal income tax benefit attributable to:
Current operations	$39,932	$37,800
Less: valuation allowance	(39,932)	(37,800)
	-	-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2020	December 31, 2019
Deferred tax asset attributable to:
Net operating loss carryover	$2,566,859	$2,526,927
Less: valuation allowance	(2,566,859)	(2,526,927)
Net deferred tax asset	$-	$-

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $12.3 million for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, the net operating loss carry forwards may be limited to use in future years.

As of December 31, 2019, in accordance with the Internal Revenue Service (“IRS”) Assessment Statute of Limitations, the IRS has the ability to audit or assess the Company’s tax returns on the basis of the following schedule:

Year	End of IRS Assessment Statute of Limitations
2017	Oct 15, 2021
2018	Oct 15, 2022
2019	Oct 15, 2023
2020 (to be filed on September 15, 2021)	Oct 15, 2024

Note 4: Common Stock

On July 8, 2020, the Company filed a Certificate of Amendment (the “Amendment”) to the Company’s articles of incorporation, as amended, with the Secretary of State of the State of Nevada. The Amendment had the effect of increasing the number of authorized shares of the Company’s common stock from 400,000,000 to 4,000,000,000 and the number of authorized shares of the Company’s preferred stock from 30,000,000 to 400,000,000. As of December 31, 2020, the Company has authorized 4,400,000,000 shares of capital stock, consisting of 4,000,000,000 shares, par value $0.001 per share, of common stock, and 400,000,000 shares, par value $0.001 per share, of “blank check” preferred stock. The Company had 75,288,667 shares of common stock and no shares of preferred stock issued and outstanding as of December 31, 2020 and 72,288,667 shares of common stock and no shares of preferred stock issued and outstanding as December 31, 2019.

On September 16, 2020, the Company entered into an Equity Purchase Agreement (the “Global Crypto Equity Purchase Agreement”) with Global Crypto Offering Exchange Ltd. (“Global Crypto”). Pursuant to the terms of the Global Crypto Equity Purchase Agreement, the Company agreed to sell to Global Crypto, and Global Crypto agreed to purchase, an aggregate of 50,000,000 restricted shares of the Company’s common stock at purchase price of $0.01 per share, for an aggregate purchase price of $500,000 (the “Share Purchase”). The Global Crypto Equity Purchase Agreement provides that the Share Purchase will be effected in 10 separate blocks (each, a “Block” and collectively, “Blocks”), with the first Block closing on September 18, 2020. In the first Block, Global Crypto purchased 2,000,000 shares for an aggregate purchase price of $20,000. The parties to the Global Crypto Equity Purchase Agreement agreed that each of the remaining nine Blocks will close within 12 months of September 18, 2020.

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

On September 21, 2020, the Company entered into an Equity Purchase Agreement (the “ENJU Equity Purchase Agreement”) with ENJU Planning Pte Ltd. (“ENJU”). Pursuant to the terms of the Equity Purchase Agreement, the Company agreed to sell to the ENJU, and the ENJU agreed to purchase, 1,000,000 restricted shares of the Company’s common stock at purchase price of $0.20 per share, for an aggregate purchase price of $200,000. The total proceeds were received by the Company in October 2020.

As of December 31, 2020 and 2019, NAHL, the Company’s principal shareholder, had not yet acted to exercise its option to convert advances from NAHL to shares of common stock. Accordingly, as of December 31, 2020 and 2019, the advances remain as an interest-free loan to the Company. See Note 5.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019

Note 5: Convertible Advances from Shareholder and other Related Party Transactions

During the year ended December 31, 2020, NAHL, the Company’s principal shareholder, advanced to the Company an aggregate of $118,697, which consisted of $80,000 proceeds to the Company and $38,697 payments made to vendors on the Company’s behalf. During the year ended December 31, 2019, NAHL advanced an aggregate of $124,913 to the Company. The total advances due to NAHL amounted to $955,149 and $836,452 as of December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020 and 2019, the advances constitute unsecured interest-free loans to the Company.

On August 14, 2020, the Company signed an Agreement with NAHL. Pursuant to the terms of the Agreement, all funds advanced to the Company by NAHL up to August 14, 2020 (the “Prior Advances”) will continue to constitute an interest-free loan to the Company, which was due and payable by the Company to NAHL on or before September 15, 2020 (the “Prior Advance Repayment Date”, which may be extended as set forth below). If the Company does not repay the Prior Advances by the Prior Advance Repayment Date, NAHL, at its sole discretion, will have the option to extend the Prior Advance Repayment Date or convert all or a portion of the Prior Advances into Common Stock at a conversion price of $0.003 per share (the “Prior Advance Conversion Price”), subject to adjustment as set forth in the Agreement. NAHL’s election to extend the Prior Advance Repayment Date or to convert the Prior Advances into Common Stock shall be made on the first business day following the Prior Advance Repayment Date. The Parties acknowledge and agree that the Prior Advances shall not be convertible into Common Stock prior to the Prior Advance Repayment Date.

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

As of December 31, 2020, NAHL had not exercised its option to convert the Advances into shares of common stock. Accordingly, the total of $955,149 in advances remained as an unsecured interest-free loan to the Company as of December 31, 2020. The advances of $118,697 borrowed by the Company from NAHL during the year ended December 31, 2020, is non-interest bearing, unsecured, and due as per the terms of the Agreement executed on August 14, 2020. NAHL is expected to continue to advance such operating funds to the Company in the future.

On September 7, 2015, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a shareholder of the Company through his 50% ownership of Earth Heat Ltd. The Company has incurred fees due to Mr. Capote for consulting service for acting as the Company’s Secretary and Vice President in the amount of $18,000 and $18,000 for the twelve months ended December 31, 2020 and December 31, 2019, respectively. The balance due to Mr. Capote as of December 31, 2020 and December 31, 2019 was $0 and $18,000, respectively, and was included in accounts payable and accrued liabilities.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019

The Company pays New Asia Momentum Pte Ltd (“NAMPL”), a Singapore private company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer and Chairman of the Board , fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has incurred fees of $46,294 and $58,271 due to NAMPL during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, and 2019, the Company had $103,397 and $57,102 due to NAMPL recorded in accounts payable and accrued liabilities, respectively.

Note 6: Commitments and Contingencies

The Company entered into an agreement with PBC on July 31, 2018. Under the terms of the agreement, PBC granted the Company a license to use the facilities and services of PBC at 15615 Alton Parkway Suite 450, Irvine, CA 92618. The basic term of this agreement is month to month commencing August 1, 2018 with monthly fixed fees of $195.

The Company pays NMPL, a Singapore private company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board, fees for the rental of office space and for administrative services in its Singapore headquarters. The basic term of the agreement is month to month commencing April 1, 2018 with monthly fixed fees of approximately $3,900.

Note 7 – Subsequent Events

In January 2021, the Company made repayment of $39,742 to NAHL.