Form 10-Q
period 2021-03-31
New Asia Holdings, Inc.
filed 2021-05-24
CIK 1485029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 24, 2021, the Registrant had 75,288,667 shares of common stock issued and outstanding.

FORM 10-Q

NEW ASIA HOLDINGS, INC.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEW ASIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$128,774	$200,378
Prepaid Expense	9,300	11,000
Total Current Assets	138,074	211,378

Other Assets
Deposit	195	195
Total Other Assets	195	195
TOTAL ASSETS	$138,269	$211,573

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$133,624	$119,470
Advance From Shareholder	916,452	955,149
Total Current Liabilities	1,050,076	1,074,619

Total Liabilities	1,050,076	1,074,619

Stockholders' Deficit
Preferred Stock, $0.001 par value, 400,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 4,000,000,000 shares authorized, 75,288,667 shares issued and outstanding at March 31, 2021 and December 31, 2020	75,289	75,289
		-
Additional Paid In Capital	11,399,713	11,399,713
Accumulated Deficit	(12,386,947)	(12,338,183)
Accumulated Other Comprehensive Income	138	135
Total Stockholders' Deficit	(911,807)	(863,046)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$138,269	$211,573

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2021	March 31, 2020
Operating expenses
Professional fees	$18,633	$24,749
Outside service	9,744	8,400
General and administrative expenses	20,387	20,164

Total operating expense	48,764	53,313

Loss from operations	(48,764)	(53,313)

Loss before income taxes	$(48,764)	$(53,313)

Provision for income taxes	-	-

Net Loss	$(48,764)	$(53,313)
Foreign currency translation income (loss)	3	(876)
Total Comprehensive loss	$(48,761)	$(54,189)

Net loss per common share-basic and fully diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding-basic and diluted	75,288,667	72,288,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities
Net loss	$(48,764)	$(53,313)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	1,700	1,700
Accounts payable and accrued liabilities	14,154	21,765
Net cash used in operating activities	(32,910)	(29,848)
Cash flows from financing activities
Advance from Shareholder	-	50,000
Repayment to Shareholder	(38,697)	-
Net cash provided by (used in) financing activities	(38,697)	50,000
Effect of exchange rate on cash	3	(876)
Net increase (decrease) in cash	(71,604)	19,276

Cash at beginning of period	$200,378	$23,874
Cash at end of period	$128,774	$43,150

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$800	$800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND MARCH 31, 2020

(Unaudited)

	Three -Month Period Ended March 31, 2020

	Common Stock		Additional Paid In	Accumulated	Accumulated Other
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Total
Balance, December 31, 2019	72,288,667	$72,289	$11,182,713	($12,148,029)	$(214)	$(893,241)
Foreign Currency translation adjustment					(876)	(876)
Net loss				(53,313)		(53,313)
Balance, March 31, 2020	72,288,667	$72,289	$11,182,713	$(12,201,342)	$(1,090)	$(947,430)

	Three- Month Period Ended March 31, 2021

	Common Stock		Additional Paid In	Accumulated	Accumulated Other
	Shares	Amount	Capital	Deficit	Comprehensive Income	Total
Balance, December 31, 2020	75,288,667	$75,289	$11,399,713	$(12,338,183)	$135	$(863,046)

Foreign Currency translation adjustment					3	3
Net loss				(48,764)		(48,764)
Balance, March 31, 2021	75,288,667	$75,289	$11,399,713	$(12,386,947)	$138	$(911,807)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

Note 1: Organization and Summary of Significant Accounting Policies

Organization

New Asia Holdings, Inc. (previously known as DM Products, Inc., Midwest E.S.W.T. Corp, and Effective Sport Nutrition Corporation) (the “Company,” “we” or “our”) was incorporated in the State of Nevada on March 1, 2001. In December 2014, the Company underwent a change in control where approximately 90% of the issued and outstanding shares of common stock of the Company being acquired by New Asia Holdings, Ltd. (wholly owned by Lin Kok Peng, Ph.D., the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board) (“NAHL”). As a result, Lin Kok Peng is the effective principal stockholder of the Company.

We have been offering trading software solutions to clients on the basis of a “Software as a Service (SaaS)” licensing and delivery model with licensed users availing themselves of service-based contractual arrangements, however, please see the Management Discussion and Analysis regarding these activities and current efforts by the Company to develop new opportunities. In addition, and consistent with the requirements of the United States federal securities laws, we may utilize our in-house proprietary neural trading models to trade our own funds, thus providing added value to our shareholders.

Algorithms were placed into commercial operation in November 2015 upon the execution of a Software Licensing Agreement for the deployment of the proprietary trainable, trading algorithms of Magdallan Quant Pte. Ltd. (“MQL”), with New Asia Momentum Limited (“NAML”), a company owned and controlled by NAHD’s Chairman and CEO, Dr. Lin Kok Peng. Under the terms of the Software License Agreement, NAML agreed to pay MQL a license fee and certain other fixed and time and materials fees. In 2019, Momentum assets under management (“AUM”) were returned to its investors by NAML. The license agreement between MQL and NAML still remains in place.

As a result of poor performance by the Company’s Algorithms, over the last several quarters the Company has been focusing on developing new business opportunities, including exploring potential new acquisition.

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K for the most recent fiscal year, as filed with the Securities and Exchange Commission on April 14, 2021, have been omitted.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the three months ended March 31, 2021; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Note 3: Common Stock

On July 8, 2020, the Company filed a Certificate of Amendment (the “Amendment”) to the Company’s articles of incorporation, as amended, with the Secretary of State of the State of Nevada. The Amendment had the effect of increasing the number of authorized shares of the Company’s common stock from 400,000,000 to 4,000,000,000 and the number of authorized shares of the Company’s preferred stock from 30,000,000 to 400,000,000. As of December 31, 2020, the Company has authorized 4,400,000,000 shares of capital stock, consisting of 4,000,000,000 shares, par value $0.001 per share, of common stock, and 400,000,000 shares, par value $0.001 per share, of “blank check” preferred stock. The Company had 75,288,667 shares of common stock and no shares of preferred stock issued and outstanding as of March 31, 2021 and December 31, 2020.

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

As of March 31, 2021, Lin Kok Peng, the Company’s principal shareholder and owner of NAHL, had not yet acted to exercise its option to convert advances from NAHL to shares of common stock. Accordingly, as of March 31, 2021 and December 31, 2020, the advances remain as an interest-free loan to the Company. See Note 4.

Note 4: Convertible Advances from Shareholder and Other Related Party Transactions

During the three-month period ended March 31, 2021, Lin Kok Peng, the Company’s principal shareholder, was repaid $38,697 for payments made to vendors on the Company’s behalf. During the three-month period ended March 31, 2021 and 2020, Lin Kok Peng advanced an aggregate of $0 and $50,000 to the Company, respectively. The total advances due to Lin Kok Peng amounted to $916,452 and $955,149 as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, the advances constitute unsecured interest-free loans to the Company.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not repaid the Advances to NAHL, and Lin Kok Peng, owner of NAHL, had not exercised its option to convert the Advances into shares of common stock. Accordingly, the total of $916,452 in advances remained as an unsecured interest-free loan to the Company as of March 31,2021. Lin Kok Peng (NAHL) is expected to continue to advance operating funds to the Company in the future.

On September 7, 2015, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a shareholder of the Company through his 50% ownership of Earth Heat Ltd. The Company has incurred fees due to Mr. Capote for consulting service for acting as the Company’s Secretary and Vice President in the amount of $4,500 and $4,500 during the three months ended March 31, 2021 and March 31,2020, respectively. The balance due to Mr. Capote as of March 31, 2021 and December 31, 2020 was $4,500 and $0, respectively, and was included in accounts payable and accrued liabilities.

The Company pays New Asia Momentum Pte Ltd (“NAMPL”), a Singapore private company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer and Chairman of the Board and principal shareholder, fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has incurred fees of $11,905 and $11,636 due to NAMPL during the three-month period ended March 31, 2021 and March 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, the Company had $115,302 and $103,397 due to NAMPL recorded in accounts payable and accrued liabilities, respectively.

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

The Company did not generate any revenue during the three months period ended March 30, 2021 and 2020.

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

Results of Operations

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Revenues

We had no revenue during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, due to market conditions that impacted trading frequencies and volumes, the Company’s exclusive licensee, NAML, liquidated the Feuris Fund A and returned the AUM to the investors. The MQL License Agreement between MQL and NAML still remains in place and the Company is focusing on the development of expanded new business solutions as described above.

Operating Expenses

Operating expenses were $48,764 for the three months ended March 31, 2021, consisting of $20,387 of general and administrative expenses, $9,744 of outside service expenses, and $18,633 of professional fees. This compares to operating expenses for the three months ended March 31, 2020 of $53,313, consisting of $20,164 of general and administrative expenses, $8,400 of outside service expenses, and $24,749 of professional fees. The operating expenses for the three-month period ended March 31, 2021 were slightly lower than the operating expenses for the corresponding period in 2020 because professional service expenses were slightly lower.

Net Loss

As a result of the foregoing, we had a net loss of $48,764 for the three months ended March 31, 2021, compared to $53,313 for the three months ended March 31, 2020.

We expect to incur net losses through 2021 because we expect to continue to incur expenses, but do not expect to generate significant, or any, revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover our expenses. We expect to cover such shortfall in operating margins through advances from our principal shareholder and other fundraising measures, some of which have been conducted, as the Company deems appropriate. There is no assurance that our principal shareholder will continue to advance funds to us or that we will be successful in any other fundraising measures.

Liquidity and Capital Resources

We had cash in the amount of $128,744 and $200,378 at March 31, 2021 and December 31, 2020, respectively. To date, we have funded our operations from private placements concluded in the third and fourth quarter of 2020 and from advances from our principal shareholder, Lin Kok Peng. Dr. Lin Kok Peng, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board, also has voting and dispositive control over the shares of the Company’s common stock, and we just recently completed two Private Placements as described in herein.

We do not have sufficient capital to sustain our operations for the next 12 months. We expect to continue to rely on advances from our principal shareholder, as well as from other sources of financing, including additional private placements of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of equity securities or that we will be able to arrange for debt or other financing to fund our operations and other activities. We do not have any oral or written agreements with NAHL which would require NAHL to fund our operations.

During the three-month period ended March 31, 2021, Lin Kok Peng advanced an aggregate of $0 to the Company. The total advances due to Lin Kok Peng are $916,452 and $955,149 as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, the advances constitute unsecured interest-free loans to the Company.

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

Following the Effective Date, NAHL was to endeavor, on a best efforts’ basis, to continue to advance operating funds to the Company as may be required and requested by the Company for its operations, for a period of at least through December 31, 2020 (such additional advances, as funded, the “Additional Advances” and, together with the Prior Advances, the “Advances”). Any such Additional Advances were to be due and payable by the Company to NAHL on or before January 31, 2021 (as the same may be extended as set forth below, the “Additional Advance Repayment Date”). In the event that any Additional Advances were made and were not repaid by the Additional Advance Repayment Date, NAHL, at its sole discretion, would have the option to extend the Additional Advance Repayment Date or convert all or a portion of the Additional Advances into Common Stock at a conversion price of $0.003 per share (the “Additional Advance Conversion Price”), subject to adjustment as set forth in the Agreement. NAHL’s election to extend the Additional Advance Repayment Date or to convert the Additional Advances into Common Stock shall be made on the first business day following the Additional Advance Repayment Date. The Parties acknowledge and agree that any Additional Advances shall not be convertible into Common Stock prior to the Additional Advance Repayment Date.

As of March 31, 2021, NAHL had not exercised its option to convert the advances into shares of common stock. Accordingly, the total of $916,452 in advances remained as an unsecured interest-free loan to the Company as of March 31, 2021.

Through March 31, 2021, Lin Kok Peng has continued to advance operating funds to the Company totaling $916,452 and is expected to continue to advance such operating funds in the future. In August of 2020, NAHL informed the Company that the previous terms of the prior agreement had not reflected the level of risk that NAHL has taken in effecting these advances over the years. Therefore, on August 14, 2020, the Company and NAHL entered into an Agreement on Advances (the “Agreement”) wherein the Company and NAHL agreed as follows. On January 5th 2021, Lin Kok Peng decided to change his ownership of the Company from NAHL to his own Name (Lin Kok Peng) and thus all prior agreements executed between the Company and NAHL remain fully in effect:

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

	For the Nine Months Ended
	March 31, 2021	March 31, 2020
Cash, beginning of period	$200,378	$23,874
Net cash used in operating activities	(32,910)	(29,848)
Net cash provided by investing activities	-	-
Net cash provided by (used in) financing activities	(38,697)	50,000
Effect of exchange rate on cash	3	(876)
Cash, end of period	$128,774	$43,150

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the three months ended March 31, 2021; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

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

Our management conducted an evaluation as of March 31, 2021, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective due to the size and nature of the existing business operations. Given the size of our current operations and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 10-K”). However, in light of the recent coronavirus (COVID-19) pandemic, set forth below is a risk factor relating to COVID-19. Other than as set forth below, as of the filing date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors faced by the Company from those previously disclosed in the 2020 10-K.

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

The measures taken to date have impacted the Company’s business during the first three months of 2021 and will impact the Company’s business for the Second quarter of 2021 and potentially beyond. The significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

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

NEW ASIA HOLDINGS, INC.

Date: May 24th , 2021	By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)