Form 10-Q
period 2021-06-30
New Asia Holdings, Inc.
filed 2021-08-20
CIK 1485029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 20, 2021, the Registrant had 75,288,667 shares of common stock issued and outstanding.

FORM 10-Q

NEW ASIA HOLDINGS, INC.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEW ASIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$105,028	$200,378
Prepaid Expense	6,300	11,000
Total Current Assets	111,328	211,378

Other Assets
Deposit	195	195
Total Other Assets	195	195
TOTAL ASSETS	$111,523	$211,573

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$144,719	$119,470
Advance From Shareholder	916,452	955,149
Total Current Liabilities	1,061,171	1,074,619

Total Liabilities	1,061,171	1,074,619

Stockholders' Deficit
Preferred Stock, $0.001 par value, 400,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 4,000,000,000 shares authorized, 75,288,667 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	75,289	75,289
Additional Paid In Capital	11,399,713	11,399,713
Accumulated Deficit	(12,424,500)	(12,338,183)
Accumulated Other Comprehensive Income (Loss)	(150)	135
Total Stockholders' Deficit	(949,648)	(863,046)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$111,523	$211,573

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating expenses
Professional fees	$13,086	$21,769	$31,719	$46,518
Outside service	8,400	8,400	18,143	16,800
General and Administrative expenses	16,067	17,595	36,455	37,759

Total operating expenses	37,553	47,764	86,317	101,077

Loss from operations	$(37,553)	$(47,764)	$(86,317)	$(101,077)

Loss before income taxes	$(37,553)	$(47,764)	$(86,317)	$(101,077)

Provision for income taxes	-	-	-	-

Net loss	$(37,553)	$(47,764)	$(86,317)	$(101,077)

Foreign currency translation income (loss)	(288)	301	(285)	(575)
Total other comprehensive loss	$(37,841)	$(47,463)	$(86,602)	$(101,652)

Net loss per common share-basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding-basic and diluted	75,288,667	72,288,667	75,288,667	72,288,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended	For the six months ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities
Net loss	$(86,317)	$(101,077)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	4,700	4,700
Accounts payable and accrued liabilities	25,249	33,581
Net cash used in operating activities	(56,368)	(62,796)

Cash flows from financing activities
Repayment to shareholder	(38,697)	-
Advance from shareholder	-	70,000
Net cash (used in) provided by financing activities	(38,697)	70,000
Effect of exchange rate on cash	(285)	(575)
Net (decrease) increase in cash	(95,350)	6,629

Cash at beginning of period	$200,378	$23,874
Cash at end of period	$105,028	$30,503

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$800	$800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND JUNE 30, 2020

(Unaudited)

	Six- Month Period Ended June 30, 2020
	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2019	72,288,667	$72,289	$11,182,713	$(12,148,029)	$(214)	$(893,241)
Foreign currency translation adjustment					(876)	(876)
Net loss				(53,313)		(53,313)
Balance, March 31, 2020	72,288,667	$72,289	$11,182,713	$(12,201,342)	$(1,090)	$(947,430)
Foreign currency translation adjustment					301	301
Net loss				(47,764)		(47,764)
Balance, June 30, 2020	72,288,667	$72,289	$11,182,713	$(12,249,106)	$(789)	$(994,893)

	Six- Month Period Ended June 30, 2021
	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance, December 31, 2020	75,288,667	$75,289	$11,399,713	$(12,338,183)	$135	$(863,046)
Foreign currency translation adjustment					3	3
Net loss				(48,764)		(48,764)
Balance, March 31, 2021	75,288,667	$75,289	$11,399,713	$(12,386,947)	$138	$(911,807)
Foreign currency translation adjustment					(288)	(288)
Net loss				(37,553)		(37,553)
Balance, June 30, 2021	75,288,667	$75,289	$11,399,713	$(12,424,500)	$(150)	$(949,648)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Annual Report on Form 10-K for the most recent fiscal year, as filed with the SEC on April 14, 2021, have been omitted.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our unaudited consolidated financial statements as of and for the three and six months ended June 30, 2021; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

Note 3: Common Stock

On July 8, 2020, the Company filed a Certificate of Amendment (the “Amendment”) to the Company’s articles of incorporation, as amended, with the Secretary of State of the State of Nevada. The Amendment had the effect of increasing the number of authorized shares of the Company’s common stock from 400,000,000 to 4,000,000,000 and the number of authorized shares of the Company’s preferred stock from 30,000,000 to 400,000,000. As of December 31, 2020, the Company has authorized 4,400,000,000 shares of capital stock, consisting of 4,000,000,000 shares, par value $0.001 per share, of common stock, and 400,000,000 shares, par value $0.001 per share, of “blank check” preferred stock. The Company had 75,288,667 shares of common stock and no shares of preferred stock issued and outstanding as of June 30, 2021, and December 31, 2020.

On September 16, 2020, the Company entered into an Equity Purchase Agreement (the “Global Crypto Equity Purchase Agreement”) with Global Crypto Offering Exchange Ltd. (“Global Crypto”). Pursuant to the terms of the Global Crypto Equity Purchase Agreement, the Company agreed to sell to Global Crypto, and Global Crypto agreed to purchase, an aggregate of 50,000,000 restricted shares of the Company’s common stock at purchase price of $0.01 per share, for an aggregate purchase price of $500,000 (the “Share Purchase”). The Global Crypto Equity Purchase Agreement provides that the Share Purchase will be effected in 10 separate blocks (each, a “Block” and collectively, “Blocks”), with the first Block closing on September 18, 2020. In the first Block, Global Crypto purchased 2,000,000 shares for an aggregate purchase price of $20,000. The parties to the Global Crypto Equity Purchase Agreement agreed that each of the remaining nine Blocks will close within 12 months of September 18, 2020. As of June 30, 2021, Global Crypto had not purchased any additional Blocks.

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

As of June 30, 2021, Lin Kok Peng, the Company’s principal shareholder and owner of NAHL, had not yet acted to exercise its option to convert advances from NAHL to shares of common stock. Accordingly, as of June 30, 2021, and December 31, 2020, the advances remain as an interest-free loan to the Company. See Note 4.

Note 4: Convertible Advances from Shareholder and Other Related Party Transactions

During the six-month period ended June 30, 2021, Lin Kok Peng, the Company’s principal shareholder, was repaid $38,697 for payments made to vendors on the Company’s behalf. During the six-month period ended June 30, 2021 and 2020, Lin Kok Peng advanced an aggregate of $0 and $70,000 to the Company, respectively. The total advances due to Lin Kok Peng amounted to $916,452 and $955,149 as of June 30, 2021, and December 31, 2020, respectively. As of June 30, 2021, and December 31, 2020, the advances constitute unsecured interest-free loans to the Company.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

As of June 30, 2021, the Company had not repaid the Advances to NAHL, and Lin Kok Peng, owner of NAHL, had not exercised its option to convert the Advances into shares of common stock. Accordingly, the total of $916,452 in advances remained as an unsecured interest-free loan to the Company as of June 30, 2021. Although Lin Kok Peng (NAHL) is expected to continue to advance operating funds to the Company in the future, there can be no assurance that he will continue to do so.

On September 7, 2015, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and Vice President. The Company has incurred fees due to Mr. Capote for consulting service for acting as the Company’s Secretary and Vice President in the amount of $9,000 and $9,000 during the six months ended June 30, 2021, and June 30, 2020, respectively. The balance due to Mr. Capote as of June 30, 2021, and December 31, 2020 was $9,000 and $0, respectively, and was included in accounts payable and accrued liabilities.

The Company pays New Asia Momentum Pte Ltd (“NAMPL”), a Singapore private company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer and Chairman of the Board and principal shareholder, fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has incurred fees of $23,838 and $22,936 due to NAMPL during the six-month period ended June 30, 2021, and June 30, 2020, respectively. As of June 30, 2021, and December 31, 2020, the Company had $127,235 and $103,397 due to NAMPL recorded in accounts payable and accrued liabilities, respectively.

Note 5: Commitments and Contingencies

The Company entered into an agreement with Premier Business Centers (“PBC”) on July 31, 2018. Under the terms of the agreement, PBC granted the Company a license to use the facilities and services of PBC at 15615 Alton Parkway Suite 450, Irvine, CA 92618. This is a month to month lease, with monthly fixed fees of $195.

The Company pays NAMPL, a Singapore private company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board, fees for the rental of office space and for administrative services in its Singapore headquarters. This is a month to month lease, with monthly fixed fees of approximately $3,900.

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

The MQL License Agreement remains in place.

While the Company continues to improve its algorithm products, there are no guarantees that such product improvements will translate to improved financial performance. The Company, in its efforts to expand its business, is currently considering several new business opportunities, including the following:

•The Company may integrate a business solution to not rely on using an application that relies on our algorithms for actual trading, but instead to provide a platform where users can use the algorithms as a tool to obtain information that can assist users in making potential investment decisions.

•The Company may integrate a business solution to provide an e-Commerce platform where buyers and sellers trade products online through incentive-based marketing. If launched, the platform is expected to offer a wide range of selective products to the buyers within a social network of community led by influencers and dedicated services integrated with logistical and payment support to provide buyers with easy, simple and secure online shopping experience and be rewarded at the same time. The platform would use a hybrid of Business-to-Business (B2B) and Business-to-Consumer (B2C) business models. The Global E-Commerce revenue has exceeded more than $2 Trillion and has been enjoying double-digital growth annually fueled by increasing numbers of internet users, greater familiarity and dependence with online shopping without the need of physical interactions especially during the ongoing pandemic, and improved purchasing power of the middle-class population.

•A global digital payment system that would allow users to gain access to the existing global merchant base in multiple countries and regions and earn attractive rewards and cashback benefits. We expect that access to the existing global merchant base would be established through proven payment merchant networks.

There can be no assurance that any of these business opportunities will come to fruition and, if initiated, will be successful. The Company continues to improve its products and has been working to create new products. The Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantee that such new products and product improvements will translate to improved financial performance.

The Company did not generate any revenue during the six months ended June 30, 2021 and 2020.

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

On September 16, 2020, the Company entered into that certain Equity Purchase Agreement (the “Global Crypto Equity Purchase Agreement”) between the Company and Global Crypto Offering Exchange Ltd. (“Global Crypto”). Pursuant to the terms of the Global Crypto Equity Purchase Agreement, the Company agreed to sell to Global Crypto, and Global Crypto agreed to purchase, an aggregate of 50,000,000 restricted shares of the Company’s common stock at a per share purchase price of $0.01, for an aggregate purchase price of $500,000 (the “Share Purchase”). The Global Crypto Equity Purchase Agreement provides that the Share Purchase will be effected in 10 separate blocks (each, a “Block” and collectively, “Blocks”), with the first Block closing on September 16, 2020. In the first Block, Global Crypto purchased 2,000,000 shares for an aggregate purchase price of $20,000. The parties to the Global Crypto Equity Purchase Agreement agreed that each of the remaining nine Blocks will close within 12 months of September 16, 2020. As of August 23, 2021, Global Crypto has not purchased any additional Blocks.

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

COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to most countries around the world and infections have been reported globally. The spread of COVID-19 and now the Delta Variant has had a material adverse effect on segments of the global economy, particularly in Asia, where our Company’s headquarters are located.

Because COVID-19 and the Delta Variant, infections have continued to increase worldwide, certain national, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, certain Company internal operations communications and accounting operations have been disrupted by these stay-at-home orders, which have affected the timing of certain new business development activities (the Company had previously liquidated the Feuris Fund A AUM during the third quarter of 2019).

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

The measures taken to date have impacted the Company’s business during the first half of 2021 and will impact the Company’s business for the third quarter of 2021 and potentially beyond. The significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

The COVID-19 outbreak is a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could materially impact our operating results.

Results of Operations

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Revenues

We had no revenue during the three months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, due to market conditions that impacted trading frequencies and volumes, the Company’s exclusive licensee, NAML, liquidated the Feuris Fund A and returned the AUM to the investors. The MQL License Agreement between MQL and NAML still remains in place and the Company is focusing on the development of expanded new business solutions as described above.

Operating Expenses

Operating expenses were $37,553 for the three months ended June 30, 2021, consisting of $16,067 of general and administrative expenses, $8,400 of outside service expenses, and $13,086 of professional fees. This compares to operating expenses for the three months ended June 30, 2020, of $47,764, consisting of $17,595 of general and administrative expenses, $8,400 of outside service expenses, and $21,769 of professional fees. The operating expenses for the three-month period ended June 30, 2021 were lower than the operating expenses for the corresponding period in 2020 because professional service expenses were lower.

Net Loss

As a result of the foregoing, we had a net loss of $37,553 for the three months ended June 30, 2021, compared to $47,764 for the three months ended June 30, 2020.

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

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Revenues

We had no revenue during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, due to market conditions that impacted trading frequencies and volumes, the Company’s exclusive licensee, NAML, liquidated the Feuris Fund A and returned the AUM to the investors. The MQL License Agreement between MQL and NAML still remains in place and the Company is focusing on the development of expanded new business solutions as described above.

Operating Expenses

Operating expenses were $86,317 for the six months ended June 30, 2021, consisting of $36,455 of general and administrative expenses, $18,143 of outside service expenses, and $37,719 of professional fees. This compares to operating expenses for the six months ended June 30, 2020, of $101,077, consisting of $37,759 of general and administrative expenses, $16,800 of outside service expenses, and $46,518 of professional fees. The operating expenses for the six-month period ended June 30, 2021 were lower than the operating expenses for the corresponding period in 2020 because professional service expenses were lower.

Net Loss

As a result of the foregoing, we had a net loss of $86,317 for the six months ended June 30, 2021, compared to $101,077 for the six months ended June 30, 2020.

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

Liquidity and Capital Resources

We had cash in the amount of $105,028 and $30,503 at June 30, 2021 and June 30, 2020, respectively. To date, we have funded our operations from private placements concluded in the third and fourth quarter of 2020 and from advances from our principal shareholder, Lin Kok Peng. Dr. Lin Kok Peng, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board, also has voting and dispositive control over the shares of the Company’s common stock, and we just recently completed two Private Placements as described in herein.

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

During the six-month period ended June 30, 2021, Lin Kok Peng did not make any advances to the Company. The total advances due to Lin Kok Peng are $916,452 and $955,149 as of June 30, 2021, and December 31, 2020, respectively. As of June 30, 2021, the advances constitute unsecured interest-free loans to the Company.

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

As of June 30, 2021, NAHL had not exercised its option to convert the advances into shares of common stock. Accordingly, the total of $916,452 in advances remained as an unsecured interest-free loan to the Company as of June 30, 2021.

Through June 30, 2021, Lin Kok Peng has continued to advance operating funds to the Company totaling $916,452 and is expected to continue to advance such operating funds in the future. In August of 2020, NAHL informed the Company that the previous terms of the prior agreement had not reflected the level of risk that NAHL has taken in effecting these advances over the years. Therefore, on August 14, 2020, the Company and NAHL entered into an Agreement on Advances (the “Agreement”) wherein the Company and NAHL agreed as follows. On January 5, 2021, Lin Kok Peng decided to change his ownership of the Company from NAHL to his own Name (Lin Kok Peng) and thus all prior agreements executed between the Company and NAHL remain fully in effect:

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

•In the event that NAHL determines not to fund any Additional Advances, then conversion price for any Prior Advances made prior to January 1, 2020, will remain $0.003 per share but the conversion price with respect to any Prior Advances made after January 1, 2020 will be $0.01 per share.

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

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Cash, beginning of period	$200,378	$23,874
Net cash used in operating activities	(56,368)	(62,796)
Net cash provided by investing activities	-	-
Net cash (used in) provided by financing activities	(38,697)	70,000
Effect of exchange rate on cash	(285)	(575)
Cash, end of period	$105,028	$30,503

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

Our significant accounting policies are summarized in Note 1 in the Annual Report on Form 10-K for the most recent fiscal year, as filed with the SEC. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Related Parties

The Company follows the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See Note 4.

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, "Leases (Topic 842)," which requires lessees to recognize right-of use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. ASU 2016-02 requires a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements and provides certain practical expedients that companies may elect including those contained in ASU 2018-01, "Leases (Topic 842): Lease Easement Practical Expedient for Transition to Topic 842". This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted.  The Company has adopted ASC 842, “Leases” as of January 1, 2019.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the six months ended June 30, 2021; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management conducted an evaluation as of June 30, 2021, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective due to the size and nature of the existing business operations. Given the size of our current operations and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 10-K”). However, in light of the recent coronavirus (COVID-19) pandemic and the Delta Variant resurgence, set forth below is a risk factor relating to COVID-19. Other than as set forth below, as of the filing date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors faced by the Company from those previously disclosed in the 2020 10-K, as the same may be updated from time to time.

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

Because COVID-19 infections and the resurgent Delta Variant have been reported worldwide, certain national, state, and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, certain Company internal operations communications and accounting operations have been disrupted by these stay-at-home orders, which have affected the timing of certain new business development activities (the Company had previously liquidated the Feuris Fund A AUM during the third quarter of 2019).

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

The measures taken to date have impacted the Company’s business during the first half of 2021 and will impact the Company’s business for the third quarter of 2021 and potentially beyond. The significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

The COVID-19 outbreak is a widespread health crisis that could continue to adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could materially impact our operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Filing

31.1	Certification of CEO pursuant to Sec. 302	Filed herewith.

31.2	Certification of CFO pursuant to Sec. 302	Filed herewith.

32.1	Certification of CEO and CFO pursuant to Sec. 906	Furnished herewith.

101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ASIA HOLDINGS, INC.

Date: August 20, 2021	By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Chief Financial Officer
(Principal executive officer, principal financial officer and principal accounting officer)