Form 10-Q
period 2021-09-30
New Asia Holdings, Inc.
filed 2021-11-18
CIK 1485029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 18, 2021, the Registrant had 75,288,667 shares of common stock issued and outstanding.

FORM 10-Q

NEW ASIA HOLDINGS, INC.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEW ASIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$88,000	$200,378
Prepaid Expense	3,300	11,000
Total Current Assets	91,300	211,378

Other Assets
Deposit	195	195
Total Other Assets	195	195
TOTAL ASSETS	$91,495	$211,573

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$158,611	$119,470
Advance From Shareholder	916,452	955,149
Total Current Liabilities	1,075,063	1,074,619
Total Liabilities	1,075,063	1,074,619

Stockholders' Deficit
Preferred Stock, $0.001 par value, 400,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 4,000,000,000 shares authorized, 75,288,667 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	75,289	75,289
Additional Paid In Capital	11,399,713	11,399,713
Accumulated Deficit	(12,458,288)	(12,338,183)
Accumulated Other Comprehensive Income (Loss)	(282)	135
Total Stockholders' Deficit	(983,568)	(863,046)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$91,495	$211,573

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating expenses
Professional fees	$8,939	$29,515	$40,658	$76,033
Outside service	8,545	8,400	26,688	25,200
General and administrative expenses	16,304	17,713	52,759	55,472

Total operating expense	33,788	$55,628	120,105	156,705

Loss from operations	$(33,788)	$(55,628)	$(120,105)	$(156,705)
Loss before income taxes	$(33,788)	$(55,628)	$(120,105)	$(156,705)

Provision for income taxes	-	-	-	-

Net loss	$(33,788)	$(55,628)	$(120,105)	$(156,705)
Foreign currency translation income (loss)	(132)	406	(417)	(169)
Total other comprehensive loss	$(33,920)	$(55,222)	$(120,522)	$(156,874)

Net loss per common share-basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding-basic and diluted	75,288,667	72,549,537	75,288,667	72,376,258

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended	For the nine months ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities
Net Loss	$(120,105)	$(156,705)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	7,700	9,000
Accounts payable and accrued liabilities	39,141	53,160
Net cash used in operating activities	(73,264)	(94,545)

Cash flows from financing activities
Repayment to shareholder	(38,697)	-
Advance from shareholder	-	80,000
Issuance of common stock	-	20,000
Net cash (used in) provided by financing activities	(38,697)	100,000
Effect of exchange rate on cash	(417)	(169)
Net (decrease) increase in cash	(112,378)	5,286

Cash at beginning of period	$200,378	$23,874
Cash at end of period	$88,000	$29,160

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$800	$800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020

(Unaudited)

	Nine- Month Period Ended September 30, 2020
	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2019	72,288,667	$72,289	$11,182,713	$(12,148,029)	$(214)	$(893,241)
Foreign currency translation adjustment					(876)	(876)
Net loss				(53,313)		(53,313)
Balance, March 31, 2020	72,288,667	$72,289	$11,182,713	$(12,201,342)	$(1,090)	$(947,430)
Foreign currency translation adjustment					301	301
Net loss				(47,764)		(47,764)
Balance, June 30, 2020	72,288,667	$72,289	$11,182,713	$(12,249,106)	$(789)	$(994,893)
Issuance of common stock	2,000,000	$2,000	$18,000			$20,000
Foreign currency translation adjustment					406	406
Net loss				(55,628)		(55,628)
Balance, September 30, 2020	74,288,667	$74,289	$11,200,713	$(12,304,734)	$(383)	$(1,030,115)

	Nine- Month Period Ended September 30, 2021
	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2020	75,288,667	$75,289	$11,399,713	$(12,338,183)	$135	$(863,046)
Foreign currency translation adjustment					3	3
Net loss				(48,764)		(48,764)
Balance, March 31, 2021	75,288,667	$75,289	$11,399,713	$(12,386,947)	$138	$(911,807)
Foreign currency translation adjustment					(288)	(288)
Net loss				(37,553)		(37,553)
Balance, June 30, 2021	75,288,667	$75,289	$11,399,713	$(12,424,500)	$(150)	$(949,648)
Foreign currency translation adjustment					(132)	(132)
Net loss				(33,788)		(33,788)
Balance, September 30, 2021	75,288,667	$75,289	$11,399,713	$(12,458,288)	$(282)	$(983,568)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

As a result of poor performance by the Company’s Algorithms, over the last several quarters the Company has been focusing on developing new business opportunities, including exploring potential new technology solutions and/or acquisition.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our unaudited consolidated financial statements as of and for the three and nine-months ended September 30, 2021; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

Note 3: Common Stock

On July 8, 2020, the Company filed a Certificate of Amendment (the “Amendment”) to the Company’s articles of incorporation, as amended, with the Secretary of State of the State of Nevada. The Amendment had the effect of increasing the number of authorized shares of the Company’s common stock from 400,000,000 to 4,000,000,000 and the number of authorized shares of the Company’s preferred stock from 30,000,000 to 400,000,000. As of December 31, 2020, the Company has authorized 4,400,000,000 shares of capital stock, consisting of 4,000,000,000 shares, par value $0.001 per share, of common stock, and 400,000,000 shares, par value $0.001 per share, of “blank check” preferred stock. The Company had 75,288,667 shares of common stock and no shares of preferred stock issued and outstanding as of September 30, 2021 and December 31, 2020.

On September 16, 2020, the Company entered into an Equity Purchase Agreement (the “Global Crypto Equity Purchase Agreement”) with Global Crypto Offering Exchange Ltd. (“Global Crypto”). Pursuant to the terms of the Global Crypto Equity Purchase Agreement, the Company agreed to sell to Global Crypto, and Global Crypto agreed to purchase, an aggregate of 50,000,000 restricted shares of the Company’s common stock at purchase price of $0.01 per share, for an aggregate purchase price of $500,000 (the “Share Purchase”). The Global Crypto Equity Purchase Agreement provides that the Share Purchase will be effected in 10 separate blocks (each, a “Block” and collectively, “Blocks”), with the first Block closing on September 18, 2020. In the first Block, Global Crypto purchased 2,000,000 shares for an aggregate purchase price of $20,000. The parties to the Global Crypto Equity Purchase Agreement agreed that each of the remaining nine Blocks will close within 12 months of September 18, 2020. As of September 30, 2021, Global Crypto had not purchased any additional Blocks.

The parties to the Global Crypto Equity Purchase Agreement do not intend to effect a change in control as a result of entering into the Global Crypto Equity Purchase Agreement.

The Global Crypto Equity Purchase Agreement terminated on September 18, 2021 pursuant to its terms. No additional shares may be purchased under the Global Crypto Share Purchase Agreement.

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

As of September 30, 2021, Lin Kok Peng, the Company’s principal shareholder and owner of NAHL, had not yet acted to exercise its option to convert advances from NAHL to shares of common stock. Accordingly, as of September 30, 2021 and December 31, 2020, the advances remain as an interest-free loan to the Company. See Note 4.

Note 4: Convertible Advances from Shareholder and Other Related Party Transactions

During the nine-month period ended September 30, 2021, Lin Kok Peng, the Company’s principal shareholder, was repaid $38,697 for payments made to vendors on the Company’s behalf. During the nine-month period ended September 30, 2021 and 2020, Lin Kok Peng advanced an aggregate of $0 and $80,000 to the Company, respectively. The total advances due to Lin Kok Peng amounted to $916,452 and $955,149 as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, the advances constitute unsecured interest-free loans to the Company.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

As of September 30, 2021, the Company had not repaid the Advances to NAHL, and Lin Kok Peng, owner of NAHL, had not exercised its option to convert the Advances into shares of common stock. Accordingly, the total of $916,452 in advances remained as an unsecured interest-free loan to the Company as of September 30, 2021. Although Lin Kok Peng (NAHL) is expected to continue to advance operating funds to the Company in the future, there can be no assurance that he will continue to do so.

The Company has incurred fees due to Jose A. Capote, the Company’s Secretary and Vice President, for consulting services for acting as the Company’s Secretary and Vice President in the amount of $13,500 and $13,500 during the nine-months ended September 30, 2021 and September 30, 2020, respectively. The balance due to Mr. Capote as of September 30, 2021 and December 31, 2020, was $12,000 and $0, respectively, and was included in accounts payable and accrued liabilities.

The Company pays New Asia Momentum Pte Ltd (“NAMPL”), a Singapore private company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer and Chairman of the Board and principal shareholder, fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has incurred fees of $35,624 and $34,562 due to NAMPL during the nine-month periods ended September 30, 2021 and September 30, 2020, respectively. As of September 30, 2021 and December 31, 2020, the Company had $139,021 and $103,397 due to NAMPL recorded in accounts payable and accrued liabilities, respectively.

Note 5: Commitments and Contingencies

The Company entered into an agreement with Premier Business Centers (“PBC”) on July 31, 2018. Under the terms of the agreement, PBC granted the Company a license to use the facilities and services of PBC at 15615 Alton Parkway Suite 450, Irvine, CA 92618. This is a month-to-month lease, with monthly fixed fees of $195.

The Company pays NAMPL, a Singapore private company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board, fees for the rental of office space and for administrative services in its Singapore headquarters. This is a month-to-month lease, with monthly fixed fees of approximately $3,900.

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

On August 19, 2016, the Company and Anthony Ng Zi Qin entered into an Addendum (the “First MQL Addendum”) to the Purchase Agreement to extend the August 25, 2016, anniversary date for the adjustment of issued shares for an additional period of 12 months. On November 10, 2017, the Company and Anthony Ng Zi Qin signed an Addendum (the “Second MQL Addendum”) to the Purchase Agreement, as amended, pursuant to which the Company agreed to issue an aggregate of 3,339,900 shares of common stock, in satisfaction of the shortfall in the value of the shares issued. These shares were issued on December 12, 2017 in full satisfaction of the aforementioned contingent liability. The Purchase Agreement, as amended, is referred to herein as the “MQL Acquisition Agreement.”

The algorithms were placed into commercial operation in November 2015 upon the execution of a Software Licensing Agreement (the “MQL License Agreement”) between and New Asia Momentum Limited (“NAML”), a company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board. Under the terms of the MQL License Agreement, MQL agreed to license its proprietary trainable, trading algorithms to NAML in exchange for payment of a license fee and certain other fixed and time and materials fees. Pursuant to the terms of the MQL License Agreement, MQL licensed its proprietary trainable, trading algorithms. NAML, in turn, offered these proprietary, trainable, algorithm trading software solutions to broker-dealers, banks, funds and other clients based on an SaaS licensing and delivery model, with sub-licensed users availing themselves of service-based contractual arrangements. NAML was required to pay MQL royalty fees equal to 20% of the trading profits achieved by the SaaS contract agreements that NAML executed with its clients. The targeted geographic market was Asia, with an initial emphasis on Singapore, Hong Kong, Indonesia, and Australia. From 2015 to 2017, NAML grew its retail assets under management (“AUM”) from zero to approximately $2.5 million.

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

•The Company may integrate a business solution to provide an e-Commerce platform where buyers and sellers trade products online through incentive-based marketing. If launched, the platform is expected to offer a wide range of selective products to the buyers within a social network of community led by influencers and dedicated services integrated with logistical and payment support to provide buyers with easy, simple and secure online shopping experience and be rewarded at the same time. The platform would use a hybrid of Business-to-Business (B2B) and Business-to-Consumer (B2C) business models. The Global E-Commerce revenue has exceeded more than $2 Trillion and has been enjoying double-digital growth annually fueled by increasing numbers of internet users, greater familiarity, and dependence with online shopping without the need of physical interactions especially during the ongoing pandemic, and improved purchasing power of the middle-class population.

•A global digital payment system that would allow users to gain access to the existing global merchant base in multiple countries and regions and earn attractive rewards and cashback benefits. We expect that access to the existing global merchant base would be established through proven payment merchant networks.

As of September 30, 2021, the Company has not yet determined which, if any, of the above business opportunities it will implement and is also considering other additional opportunities that will be further detailed in the coming months. There can be no assurance that any of these business opportunities will come to fruition and, if initiated, will be successful. The Company continues to improve its products and has been working to create new products. The Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantee that such new products and product improvements will translate to improved financial performance.

The Company did not generate any revenue during the nine months ended September 30, 2021, and 2020.

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

The Global Crypto Equity Purchase Agreement terminated on September 18, 2021 pursuant to its terms. No additional shares may be purchased under the Global Crypto Equity Purchase Agreement.

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

The measures taken to date have impacted the Company’s business during the first nine month of 2021 and will impact the Company’s business for the fourth quarter of 2021 and potentially beyond. The significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

The COVID-19 outbreak is a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could materially impact our operating results.

Results of Operations

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Revenues

We had no revenue during the three months ended September 30, 2021, and 2020, respectively. As of September 30, 2021, due to market conditions that impacted trading frequencies and volumes, the Company’s exclusive licensee, NAML, liquidated the Feuris Fund A and returned the AUM to the investors. The MQL License Agreement between MQL and NAML still remains in place and the Company is focusing on the development of expanded new business solutions as described above.

Operating Expenses

Operating expenses were $33,788 for the three months ended September 30, 2021, consisting of $16,304 of general and administrative expenses, $8,545 of outside service expenses, and $8,939 of professional fees. This compares to operating expenses for the three months ended September 30, 2020, of $55,628, consisting of $17,713 of general and administrative expenses, $8,400 of outside service expenses, and $29,515 of professional fees. The operating expenses for the three-month period ended September 30, 2021 were lower than the operating expenses for the corresponding period in 2020 because professional service expenses were lower.

Net Loss

As a result of the foregoing, we had a net loss of $33,788 for the three months ended September 30, 2021, compared to $55,628 for the three months ended September 30, 2020.

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

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Revenues

We had no revenue during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, due to market conditions that impacted trading frequencies and volumes, the Company’s exclusive licensee, NAML, liquidated the Feuris Fund A and returned the AUM to the investors. The MQL License Agreement between MQL and NAML still remains in place and the Company is focusing on the development of expanded new business solutions as described above.

Operating Expenses

Operating expenses were $120,105 for the nine months ended September 30, 2021, consisting of $52,759 of general and administrative expenses, $26,688 of outside service expenses, and $40,658 of professional fees. This compares to operating expenses for the nine months ended September 30, 2020, of $156,705, consisting of $55,472 of general and administrative expenses, $25,200 of outside service expenses, and $76,033 of professional fees. The operating expenses for the nine-month period ended September 30, 2021 were lower than the operating expenses for the corresponding period in 2020 because professional service expenses were lower.

Net Loss

As a result of the foregoing, we had a net loss of $120,105 for the nine months ended September 30, 2021, compared to $156,705 for the nine months ended September 30, 2020.

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

Liquidity and Capital Resources

We had cash in the amount of $88,000 and $29,160 at September 30, 2021 and September 30, 2020, respectively. To date, we have funded our operations from private placements concluded in the third and fourth quarter of 2020 and from advances from our principal shareholder, Lin Kok Peng. Dr. Lin Kok Peng, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board, also has voting and dispositive control over the shares of the Company’s common stock, and we just recently completed two Private Placements as described in herein.

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

During the nine-month period ended September 30, 2021, Lin Kok Peng did not make any advances to the Company. The total advances due to Lin Kok Peng are $916,452 and $955,149 as of September 30, 2021, and December 31, 2020, respectively. As of September 30, 2021, the advances constitute unsecured interest-free loans to the Company.

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

As of September 30, 2021, NAHL had not exercised its option to convert the advances into shares of common stock. Accordingly, the total of $916,452 in advances remained as an unsecured interest-free loan to the Company as of September 30, 2021.

Through September 30, 2021, Lin Kok Peng has continued to advance operating funds to the Company totaling $916,452 and is expected to continue to advance such operating funds in the future. In August of 2020, NAHL informed the Company that the previous terms of the prior agreement had not reflected the level of risk that NAHL has taken in effecting these advances over the years. Therefore, on August 14, 2020, the Company and NAHL entered into an Agreement on Advances (the “Agreement”) wherein the Company and NAHL agreed as follows. On January 5, 2021, Lin Kok Peng decided to change his ownership of the Company from NAHL to his own Name (Lin Kok Peng) and thus all prior agreements executed between the Company and NAHL remain fully in effect:

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

•Following August 14, 2020, NAHL will endeavor, on a best efforts’ basis, to continue to advance operating funds to the Company as may be required and requested by the Company for its operations, for a period of at least through December 31, 2020 (such additional advances, as funded, the “Additional Advances”). Any such Additional Advances were due and payable by the Company to NAHL on or before January 31, 2021. In the event that any Additional Advances are made and are not repaid by such date, NAHL will have the right to extend that date for repayment or convert all or a portion of the Additional Advances into Common Stock at a conversion price of $0.003 per share.

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

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Cash, beginning of period	$200,378	$23,874
Net cash used in operating activities	(73,264)	(94,545)
Net cash provided by investing activities	-	-
Net cash (used in) provided by financing activities	(38,697)	100,000
Effect of exchange rate on cash	(417)	(169)
Cash, end of period	$88,000	$29,160

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the nine months ended September 30, 2021; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

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

Our management conducted an evaluation as of September 30, 2021, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective due to the size and nature of the existing business operations. Given the size of our current operations and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The measures taken to date have impacted the Company’s business during the nine months of 2021 and will impact the Company’s business for the fourth quarter of 2021 and potentially beyond. The significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

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

NEW ASIA HOLDINGS, INC.

Date: November 18, 2021	By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Chief Financial Officer
(Principal executive officer, principal financial officer and principal accounting officer)