Form 10-K
period 2021-12-31
New Asia Holdings, Inc.
filed 2022-04-18
CIK 1485029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-afﬁliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second ﬁscal quarter. As of June 30, 2021, the aggregate market value was $557,310.

The number of shares outstanding of each of the issuer's classes of common stock, as of April 18, 2022, is as follows:

Classes of Common Stock	Shares Outstanding
Common Stock, $0.001 par value	75,288,667

DOCUMENTS INCORPORATED BY REFERENCE

None.

New Asia Holdings, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2021

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

The Company's current products were aimed to capitalize the large volume of the 24-hour Forex markets to achieve capital appreciation over a medium- to long-term basis, combined with the usage of a vehicle designed to control risk, profit from both bull or bear markets, and maximize liquidity and economic resilience.

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

Since 2016, the Company's focus was to license its algorithm to licensees, regulated funds and banks to capitalize on the large volume of the 24-hour Forex markets to achieve capital appreciation over a medium- to long- term basis, combined with the usage of a vehicle designed to control risk, profit from both bull or bear markets, and maximize liquidity and economic resilience.

On August 25, 2015, the Company entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with Anthony Ng Zi Qin, pursuant to which the Company acquired Magdallen Quant Pte Ltd (“MQL”). The MQL acquisition was accomplished through a share exchange with Anthony Ng Zi Qin of 7,422,000 restricted shares of common stock of the Company ("Consideration Shares"), with a value of $0.41 per share, and an aggregate fair value of $3,043,020, in exchange for the entire issued and outstanding capital of MQL held by Mr. Anthony Ng Zi Qin, consisting of 8,000,100 shares of stock issued at par value of SGD 1.00 per share, or $0.714 on the acquisition date. On August 19, 2016, the Company and Anthony Ng Zi Qin entered into an Addendum (the “First MQL Addendum”) to the Purchase Agreement to extend the August 25, 2016, anniversary date for the adjustment of issued shares for an additional period of 12 months. On November 10, 2017, the Company and Anthony Ng Zi Qin signed an Addendum (the “Second MQL Addendum”) to the Purchase Agreement, as amended, pursuant to which the Company agreed to issue an aggregate of 3,339,900 shares of common stock, in satisfaction of the shortfall in the value of the shares issued. These shares were issued on December 12, 2017, in full satisfaction of the aforementioned contingent liability. The Purchase Agreement, as amended, is referred to herein as the “MQL Acquisition Agreement.”

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

As a result of poor performance by the Company’s Algorithms, over the last several years the Company has been focusing on developing new business opportunities, including exploring potential new acquisition. The Company continues to endeavor to expand the application of its products. In addition, the Company is evaluating the possibility of entering into a partnership or joint venture involving the implementation of sustainability solutions related to renewable energy. The Company will provide an update on these potential activities, if and when they materialize.

The Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantee that such new products and product improvements will translate to improved financial performance.

The Company generated no revenues during the years ended December 31, 2021 and 2020.

The following sections provide a description of the Company’s products as they are currently configured, however, as described above, the commercial business associated with the licensing of the Algorithm products has not materialized and the Company is pursuing new applications of the products that would not involve trading and other new business activities.

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

As per a Fortune Business Insight report, the software as a service market is expected to grow from USD 130.69 billion in 2021 to USD 716.52 billion in 2028 at a CAGR of 27.5% during forecast period.

Table 1. Worldwide SaaS Revenue Forecast (Billions of U.S. Dollars)

	2021	2022	2023
SaaS	130.69	166.63	212.45

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

On January 23, 2015, we changed the Company’s name from DM Products, Inc. to New Asia Holdings, Inc.

On August 19, 2015, the Board of Directors of the Company approved a resolution acknowledging that New Asia Holdings Ltd, the principal controlling shareholder of the Company, (i) had been advancing funds in the amount of $220,000 to the Company since December 24, 2014 to pay for operating expenses of the Company and (ii) would be required to advance an additional $80,000 to the Company to fund further operating expenses of the Company. The Board further resolved that these advances would constitute an interest-free loan to the Company to be repaid by the close of business on October 31, 2015. However, if the Company was unable to repay these advances by such date, New Asia Holdings Ltd, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above advances into common stock of the Company at a conversion price of $0.02 per share. Through 2021 the Company had received a total of $916,452 in the form of an interest-free loan from its principal shareholder. As of December 31, 2021, New Asia Holdings Ltd, had not yet acted to exercise its option to convert the Advances to shares of common stock, thus the Advances remained as an interest-free loan to the Company.

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

Because COVID-19 infections continue to be reported worldwide, particularly in Corporate Headquarters in Asia, certain national, state and local governmental authorities issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. While the USA and many countries have adopted more relaxed restrictions after the most recent Omicron Variant surge in early 2022, it could be that additional, more restrictive proclamations and directives may be issued in the future. In 2021, the Company’s internal operations communications and accounting operations were disrupted by these restrictions imposed at different times of the year, which affected the timing of certain new business development activities (the Company had previously liquidated the Feuris Fund A AUM during the third quarter of 2019).

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but could be anticipated to have a material adverse impact on our business, financial condition, and results of operations.

The measures taken to date have impacted the Company’s business during the year of 2021 and will impact the Company’s business for the fiscal first and second quarter of 2022 and potentially beyond. The significance of the impact of the COVID-19 outbreak on the Company’s business and duration for which it may have an impact cannot be determined at this time.

The COVID-19 outbreak is a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could materially impact our operating results.

General Risks

The use of the Company's software ("Software") will be subjected to different degrees of economic, political, foreign exchange, interest rates, liquidity, repatriation, volatility default and regulatory risks, depending on each relevant model. NAHD's proprietary trainable trading algorithm software signals generated are based on factual inputs and information from the market and are not deemed as financial advice. Past results are not necessarily indicative of future results. Notwithstanding the use of our Proprietary Trainable Trading Algorithms ("Series of Algorithms"), the value of investments may fall as well as rise and a holder may not recoup its capital. There can be no assurance that the performance of a Series of Algorithms will be profitable. On establishment, a Series of Algorithms will normally have no operating history upon which stockholders may base an evaluation of performance.

Change in Strategies

The strategies, approaches and techniques discussed herein may evolve over time due to, among other things, market developments and trends, the emergence of new or enhanced products, changing industry practice and/or technological innovation. As a result, these strategies, approaches and techniques may not reflect the strategies, approaches and techniques actually employed by NAHD or its Software. Nevertheless, the strategies employed in the Software will be consistent with the NAHD's objective.

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

Failure of Algorithms

NAHD utilized computerized models to automatically determine and execute trade entry and exit conditions and manage risk, consistent with the risk requirements of its clients. NAHD makes efforts to test management and software releases to ensure that these algorithms operate correctly. However, it is possible that a defect in algorithm design or implementation or risk management could unexpectedly manifest and cause sustained long-term or virtually instantaneous catastrophic losses for the Software.

Possible Effects of Technical Trading Systems

There has been, in recent years, a substantial increase in interest in technical futures trading systems, like NAHD's systems. As the capital under the management of such trading systems based on the same general principles increases, an increasing number of traders may attempt to initiate or liquidate substantial positions at or about the same time as the Software, or otherwise alter historical trading patterns or affect the execution of trades, to the significant detriment of the Software.

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

We have incurred significant losses in prior periods. Our accumulated deficit at December 31, 2021 was $12,491,964. We incurred a net loss in 2021 of $153,781 and a net loss in 2020 of $190,154. If we are not able to attain profitability in the near future and long-term future, the trading price of our stock could decline and our financial condition could deteriorate as we could, among other things, deplete our cash, incur additional indebtedness and issue additional equity that could cause significant dilution, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

There were advances of nil and $118,697 from Lin Kok Peng, the Company’s principal shareholder, during the twelve-month period ended December 31, 2021 and 2020, respectively. The total advances due are $916,452 and $955,149 from our principal shareholder as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, and 2020, the advances constitute unsecured interest-free loans to the Company.

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

On January 5, 2021, Dr. Lin Kok Peng, the owner of the Company’s principal shareholder NAHL, decided to convert the name of all his Company shares from NAHL to his name directly. Consequently, and consistent with a Board Resolution executed on December 28, 2020, all advances made to the Company by NAHL are due and owing directly to Dr. Lin Kok Peng.

As of December 31, 2021, Dr. Lin Kok Peng had not exercised its option to convert the advances into shares of common stock. Accordingly, the total of $916,452 in advances remained as an unsecured interest-free loan to the Company as of December 31, 2021.

Through December 31, 2021, NAHL has continued to advance operating funds to the Company totaling $916,452 and is expected to continue to advance such operating funds in the future. In August, 2020, Dr. Lin Kok Peng, the owner of NAHL, informed the Company that the previous terms of the prior agreement had not reflected the level of risk that NAHL has taken in effecting these advances over the years. Therefore, on August 14, 2020, the Company and NAHL entered into an Agreement on Advances (the “Agreement”) wherein the Company and NAHL agreed as follows:

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

As per the change in the name of the shares owned by NAHL to the name of Dr. Lin Kok Peng, that occurred on January 5, 2021, all the agreements signed on August 14, 2020 with NAHL will revert to agreements between the Company and Dr. Lin Kok Peng.

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

We have limited operating history upon which investors may base an evaluation of our potential future performance. As a result, there can be no assurance that we will be able to develop consistent revenue sources, or that our operations will be profitable. Our prospects must be considered considering the risks, expenses, and difficulties frequently encountered by companies in early stage of development.

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

Our independent auditors’ report for the fiscal years ended December 31, 2021 and 2020 is qualified as to our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2021 and 2020, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The presence of the going concern explanatory paragraph may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

The following table sets forth the high and low closing bid prices for the periods indicated for the Company's common stock.

	Closing Bid Prices(1)
	High	Low
Year Ending December 31, 2022
Quarter Ended March 31, 2022	$ 0.065	$ 0.065

Year Ending December 31, 2021
Quarter Ended December 31, 2021	0.0864	0.0864
Quarter Ended September 30, 2021	0.0330	0.0330
Quarter Ending June 30, 2021	$0.04	$0.04
Quarter Ended March 31, 2021	0.0287	0.0287

Year Ended December 31, 2020
Quarter Ended December 31, 2020	$0.173	$0.173
Quarter Ended September 30, 2020	0.030	0.03
Quarter Ended June 30, 2020	0.0312	0.0312
Quarter Ended March 31, 2020	0.052	0.0510

(1)Bids represent inter−dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions. Accordingly, these quotations may or may not necessarily represent actual transactions.

On April 8, 2022, the closing price for our common stock on the OTCQB was $0.065 per share. Because there were few shares traded on April 8, 2022 and generally, the volume of shares quoted on the OTC Markets is insignificant, the closing price quoted does not represent a reliable indication of the fair market value of these shares.

Approximate Number of Holders of Our Common Stock

As of April 14, 2022, there were approximately 304 holders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Common Stock

The Company's Articles of Incorporation authorize the issuance of 4,000,000,000 shares of common stock, par value of $0.001 per share ("Common Stock"). Each record holder of Common Stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. The Company's Articles of Incorporation do not permit for cumulative voting for the election of directors. As of December 31, 2021, we had 75,288,667 shares of our Common Stock issued and outstanding.

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

Recent Issuances of Unregistered Securities

On September 18, 2020, the Company entered into an Equity Purchase Agreement (the “Global Crypto Equity Purchase Agreement”) with Global Crypto Offering Exchange Ltd. (“Global Crypto”). Pursuant to the terms of the Global Crypto Equity Purchase Agreement, the Company agreed to sell to Global Crypto, and Global Crypto agreed to purchase, an aggregate of 50,000,000 restricted shares of the Company’s common stock at purchase price of $0.01 per share, for an aggregate purchase price of $500,000 (the “Share Purchase”). The Global Crypto Equity Purchase Agreement provided that the Share Purchase would be effected in 10 separate blocks (each, a “Block” and collectively, “Blocks”), with the first Block closing on September 18, 2020. In the first Block, Global Crypto purchased 2,000,000 shares for an aggregate purchase price of $20,000. Based on the fact that the parties to the Global Crypto Equity Purchase Agreement agreed that each of the remaining nine Blocks will close within 12 months of September 18, 2020 and no additional blocks were completed, thus the sale of the additional blocks, amounting to a total of 48,000,000 shares was terminated.

The parties to the Global Crypto Equity Purchase Agreement do not intend to effect a change in control as a result of entering into the Global Crypto Equity Purchase Agreement.

The Global Crypto Equity Purchase Agreement terminated on September 18, 2021 since no additional shares were purchased under the Global Crypto Share Purchase Agreement.

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

As a result of poor performance by the Company’s Algorithms, over the last several quarters the Company has been focusing on developing new business opportunities, including exploring potential new acquisition. The Company continues to endeavor to expand the application of its products. In addition, the Company is evaluating the possibility of entering into a partnership or joint venture involving the implementation of sustainability solutions related to renewable energy. The Company will provide an update on these potential activities, if and when they materialize.

The Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantee that such new products and product improvements will translate to improved financial performance.

The Company generated no revenues during the years ended December 31, 2021 and 2020.

As described above, the commercial business associated with the licensing of the Algorithm products has not materialized and the Company is pursuing new applications of the products that would not involve trading and other new business activities.

On July 8, 2020, the Company increased the number of authorized shares of the Company’s common stock from 400,000,000 to 4,000,000,000 and the number of authorized shares of the Company’s preferred stock from 30,000,000 to 400,000,000. The Amendment was approved by the Company’s Board of Directors on March 26, 2020 and by the holders of a majority of the voting power of the Company’s issued and outstanding capital stock on May 22, 2020.

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

The Global Crypto Equity Purchase Agreement terminated on September 18, 2021 since no additional shares were be purchased under the Global Crypto Equity Purchase Agreement.

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

Because COVID-19 infections continue to be reported worldwide, certain national, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, certain Company internal operations communications and accounting operations have been disrupted by these “stay at home” orders, which have affected the timing of certain new business development activities (the Company had previously liquidated the Feuris Fund A AUM during the third quarter of 2019).

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

Results of Operations.

The following table provides selected financial data about us for the fiscal years ended December 31, 2021 and December 31, 2020. For detailed financial information, see the audited Financial Statements included in this annual report on Form 10-K.

	December 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$ 57,888	$ 200,378
Prepaid Expense	14,133	11,000
Total Current Assets	72,021	211,378
Other Assets
Deposit	195	195
Total Other Assets	195	195
TOTAL ASSETS	72,216	211,573

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 172,955	$ 119,470
Advance From Shareholder	916,452	955,149
Total Current Liabilities	1,089,407	1,074,619
Total Liabilities	1,089,407	1,074,619

Stockholders' Deficit
Preferred Stock, $0.001 par value, 400,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 4,000,000,000 shares authorized, 75,288,667 shares issued and outstanding at December 31, 2021 and December 31, 2020	75,289	75,289
Additional Paid In Capital	11,399,713	11,399,713
Accumulated Deficit	(12,491,964)	(12,338,183)
Accumulated Other Comprehensive Income (Loss)	(229)	135
Total Stockholders' Deficit	(1,017,191)	(863,046)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 72,216	$ 211,573

During fiscal years 2021 and 2020, we generated no revenues. In addition, we have a history of losses. The lack of revenues in fiscal 2021 and 2020 revenues resulted from the inability of the Company’s licensee, New Asia Momentum, to secure new sub-licensees for the Company’s products after the return of the AUM associated with the Feuris Fund A activities in 2019, which resulted due to the risk profiles required by these regulated funds and banks reflects a lower level of risk, which resulted in significantly reduced frequency of trading activities which then led to the closure of the Feuris Fund A by Momentum as of September 30, 2019 and the return of the $ 6.67 million AUM to clients. The Company continues to endeavor to improve its products and, coupled the self-learning capabilities of the Algorithms the Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantees that such product improvements will translate to improved financial performance and the Company has begun to focus on the development of new business and technology solutions.

As of December 31, 2021 and December 31, 2020, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses were $153,781 for the year ended December 31, 2021 and $190,154 for the year ended December 31, 2020 and consisted primarily of general and administrative expenses and professional fees. The nominal decrease in such expenses in the year ended December 31, 2021 was related to decreased professional fees.

As a result of the foregoing, we had net loss of $153,781 for the year ended December 31, 2021. This compares with a net loss for the year ended December 31, 2020 of $190,154.

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

We had begun to generate nominal revenues since the second quarter of 2016, however, due to the change in strategy to focus on the regulated bank and fund model, the Company’s licensee decided to terminate all activities with retail clients and the retail AUM was returned to retail clients. The focus on the regulated bank and fund model was initiated in 2017 with the launch of the Feuris Fund A with AUM of approximately $6.67 million. However, since the adoption of the regulated fund and bank models, the risk profiles required by these regulated funds and banks reflects a lower level of risk, which has resulted in significantly reduced frequency of trading activities over the last several quarters and the Company’s licensee, Momentum decided, as of September 30, 2019, to liquidate the Feuris Fund A and return the AUM to the investors. The License Agreement between MQL and Momentum still remains in place. The Company continues to endeavor to improve its products and develop potential new applications for its products (not related to trading) and is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantees that such product improvements will translate to improved financial performance. The Company is currently pursuing the development of new business opportunities, as described above. We expect to incur operating losses through the balance of 2022 because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We expect to cover such shortfall in operating margins through advances from our principal shareholder and other fund-raising measures that the Company deems appropriate.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $57,888, compared to $200,378 at December 31, 2020. The decrease in cash is the result of the funding of company operations.

We had net cash used in operating activities of $(103,429) for the year ended December 31, 2021 and $(123,845) of net cash used in operating activities for the year ended December 31, 2020.

We had net cash flows used in financing activities of $(38,697), associated with the payment of some advances to our principal shareholder, Lin Kok Peng, compared to December 31, 2020, wherein we had cash flows from financing activities of $300,000 resulting from $80,000 in advances from our principal shareholder and $220,000 from two private placements during the year ended December 31, 2020.

We had no cash flows from investing activities during the year ended December 31, 2021 and 2020.

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company currently has no current plans, proposals, arrangements, or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that enough funds will be available to the Company to allow it to cover the expenses related to such activities.

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

Critical Accounting Policies and Estimates

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

The full text of our audited financial statements as of December 31, 2021 and 2020 begins on page F-1 of this annual report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2021.

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

As of December 31, 2021, under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) as outlined by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021. We have identified the following material weaknesses as of December 31, 2021:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Lin Kok Peng	49	Chief Executive Officer, Chief Financial Officer, Chairman of the Board, and Director
Allister Lim Wee Sing	48	Director
Jose A. Capote	61	Vice President and Secretary

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

During 2021, no salary, consulting fee, finder's fee or other compensation was paid to any of the Company's directors or executive officers, or to any other affiliate of the Company, except as described under Executive Compensation below. It is not anticipated that any director will receive compensation for his or her services as a director in the near future.

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

•understands audit committee functions.

Communications with the Board

Individuals may communicate with the Company's Board of Directors or individual directors by writing to the Company's Secretary at 80 Tras Street #01-03, Singapore 07919. The Secretary will review all such correspondence and forward to the Board of Directors a summary of all such correspondence and copies of all correspondence that, in the opinion of the Secretary, relates to the functions of the Board or committees thereof or that he otherwise determines requires their attention. Directors may review a log of all such correspondence received by the Company and request copies. Concerns relating to accounting, internal control over financial reporting or auditing matters will be immediately brought to the attention of the Board of Directors and handled in accordance with its procedures established with respect to such matters.

Director Compensation

In 2021, we only had one non-employee director: Mr. Lim. No director, including Mr. Lim, received any compensation for his services as a director.

Code of Ethics

The Company's Board of Directors has adopted a Code of Ethics which applies to its principal executive officer and principal financial officer. A copy of the Code of Ethics is available in print without charge to any person who sends a request to the office of the Secretary of the Company at 80 Tras Street #01-03, Singapore, 079019.

ITEM 11.	EXECUTIVE COMPENSATION

Management of the Company requires approximately four (4) hours per calendar week. Accordingly, no officer or director has received any compensation from the Company, except for Mr. Capote who was to receive $18,000 in each of the years ended December 31, 2021 and 2020. Until the Company secures additional SaaS contracts, implements expected new business solutions as described above, and begins to accrue revenues, it is not anticipated that any officer, other than Mr. Capote, or any director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See Certain Relationships and Related Transactions.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

2021 SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lin Kok Peng,
Chief Executive Officer and Chief Financial Officer	2021	-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2020	-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Jose A. Capote
Vice President and Secretary	2021	18,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$18,000
	2020	18,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$18,000

The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 18, 2022, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Named Executive Officers and Directors:
Lin Kok Peng	41,945,908	55.71%
Jose A. Capote	759,084	1.01%
Allister Lim Wee Sing	--	0.0%
All officers and directors as a group (3 persons)	42,704,992	56.72%

Other 5% Stockholders:
Anthony Ng Zi Qin	10,716,900	14.29%

* Less than 1%

(1)

On April 18, 2022, there were 75,288,667 shares of our common stock outstanding and no shares of Preferred Stock issued and outstanding. In determining the percent of common stock owned by a person on April 18, 2022: (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 75,288,667 shares of common stock outstanding on April 18, 2022, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities. As of April 18, 2022, we have no outstanding stock warrants or outstanding stock options.

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

The Company pays Mr. Capote, the Company’s Secretary and Vice President, consulting fees for acting in such capacities. The Company incurred such expenses in the amount of $18,000 and $18,000 for the years ended December 31, 2021 and December 31, 2020, respectively.

The Company pays Momentum, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company, fees for the rental of office space and for administrative services in its Singapore headquarters. The Company incurred such expense in the amount of $47,342 and $46,294 for the years ended December 31, 2021 and 2020, respectively.

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

MQL had an accounts receivable balance with NAML of $0, and $0 as of December 31, 2021 and 2020, respectively.

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

Independent Registered Public Accounting Firm's Fees

Aggregate fees for professional services rendered for the Company by MaloneBailey, LLP, the Company’s independent registered public accounting firm, for the fiscal years ended December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Audit Fees	$28,500	$22,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$28,500	$22,500

Audit Fees. Audit fees consisted of the fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q.

Audit-related Fees. During the 2021 and 2020 fiscal years, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the caption “Audit Fees” above. Therefore, there were no audit-related fees billed or paid during the 2021 and 2020 fiscal years.

Tax Fees. Tax fees consists of fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such tax fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters. As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2021 and 2020, no tax fees were billed or paid during those fiscal years.

All Other Fees. Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2021 and 2020 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

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

2.Financial statement schedules

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated by reference:

Exhibit No.	Description
2.1	Sale and Purchase Agreement in Respect to the entire issued and paid up share capital of MAGDALLEN QUANT PTE LTD (1).
2.2	Addendum to Magdallen Quant Pte Ltd Share and Purchase Agreement, dated August 19, 2016 between New Asia Holdings, Inc. and Anthony Ng Zi Qin (2).
2.3	Addendum to Magdallen Quant Pte Ltd Share and Purchase Agreement, dated November 10th, 2017 between New Asia Holdings Inc and Anthony Ng Zi Qin (3)
3.1	Articles of Incorporation (4)
3.2	Certificate of Amendment (4)
3.3	Certificate of Amendment (5)
3.4	Certificate of Designation, Series "A" Preferred Stock (6)
3.5	Certificate of Amendment (6)
3.6	Certificate of Amendment to the registrant’s articles of incorporation, as amended, as filed with the Nevada Secretary of State on July 8, 2020 (7).
3.7	Bylaws (3)
10.1	Agreement on Advances dated as of August 14, 2020 by and between the registrant and New Asia Holdings Ltd. (8)
10.2	Equity Purchase Agreement, dated September 18, 2020, between New Asia Holdings Inc. and Global Crypto Offering Exchange Ltd. (9)
10.3	Equity Purchase Agreement, dated September 21, 2020, between New Asia Holdings Inc. and ENJU Planning Pte Ltd. (10)
21.1*	List of Subsidiaries
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101).

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

Date: April 18, 2022

New Asia Holdings, Inc.

By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lin Kok Peng	Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Director (principal executive officer, principal financial officer and principal accounting officer)	April 18, 2022
Lin Kok Peng

/s/ Allister Lim Wee Sing	Director	April 18, 2022
Allister Lim Wee Sing

NEW ASIA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

New Asia Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Asia Holdings, Inc, and its subsidiary (collectively, the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

April 18, 2022

NEW ASIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$57,888	$200,378
Prepaid Expense	14,133	11,000
Total Current Assets	72,021	211,378
Other Assets
Deposit	195	195
Total Other Assets	195	195
TOTAL ASSETS	$72,216	$211,573

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$172,955	$119,470
Advance From Shareholder	916,452	955,149
Total Current Liabilities	1,089,407	1,074,619
Total Liabilities	1,089,407	1,074,619

Stockholders' Deficit
Preferred Stock, $0.001 par value, 400,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 4,000,000,000 shares authorized, 75,288,667 shares issued and outstanding at December 31, 2021 and December 31, 2020	75,289	75,289
Additional Paid In Capital	11,399,713	11,399,713
Accumulated Deficit	(12,491,964)	(12,338,183)
Accumulated Other Comprehensive Income (Loss)	(229)	135
Total Stockholders' Deficit	(1,017,191)	(863,046)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$72,216	$211,573

The accompanying notes are an integral part of these consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended	For the Year Ended
	December 31, 2021	December 31, 2020
Operating expenses
Professional fees	$51,072	$88,861
Outside service	35,088	33,809
General & Administrative expenses	67,621	67,484

Total operating expense	$153,781	$190,154

Loss from operations	$(153,781)	$(190,154)
Loss before income taxes	(153,781)	(190,154)

Provision for income taxes	-	-

Net loss	$(153,781)	$(190,154)

Foreign currency translation income (loss)	(364)	349
Total comprehensive loss	(154,145)	(189,805)

Net loss per common share-basic and fully diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding-basic and diluted	75,288,667	73,029,104

The accompanying notes are an integral part of these consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2019	72,288,667	$ 72,289	$ 11,182,713	$ (12,148,029)	$ (214)	$ (893,241)
Issuance of common stock	3,000,000	3,000	217,000			220,000
Foreign currency translation adjustment					349	349
Net loss for the year ended December 31, 2020				(190,154)		(190,154)
Balance, December 31, 2020	75,288,667	75,289	11,399,713	(12,338,183)	135	(863,046)
Foreign currency translation adjustment					(364)	(364)
Net loss for the year ended December 31, 2021				(153,781)		(153,781)
Balance, December 31, 2021	75,288,667	$ 75,289	$ 11,399,713	$ (12,491,964)	$ (229)	$ (1,017,191)

The accompanying notes are an integral part of these consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2021	December 31, 2020
Cash flows from operating activities
Net loss	$(153,781)	$(190,154)
Changes in operating assets and liabilities:
Prepaid expenses	(3,133)	-
Accounts payable and accrued liabilities	53,485	66,309
Net cash used in operating activities	(103,429)	(123,845)

Cash flows from financing activities
Advance from shareholder	-	80,000
Repayment to shareholder	(38,697)	-
Issuance of common stock	-	220,000
Net cash provided by (used in) financing activities	(38,697)	300,000
Effect of exchange rate on cash	(364)	349
Net increase (decrease) in cash	(142,490)	176,504

Cash at beginning of year	200,378	23,874
Cash at end of year	$57,888	$200,378

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$800	$800

Non-cash transactions
Payment made by related party on behalf of the Company	$-	$38,697

The accompanying notes are an integral part of these consolidated financial statements.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

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

Principles of Consolidation

The consolidated financial statements as of December 31, 2021 and 2020, and for the years then ended, include the accounts of its wholly owned subsidiary, Magdallen Quant Pte Ltd. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the year ended December 31, 2021; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

Foreign Currency

The functional currency of our foreign subsidiary is their respective local currency. The financial statements of the foreign subsidiary are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange and income and expense amounts at average rates prevailing throughout the period. Translation adjustments resulting from the translation of the subsidiary’ accounts are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity. The applicable exchange rate on December 31, 2021 closed at $1 = 1.3484 SGD and December 31, 2020 closed at $1 = 1.3215 SGD.

Cash

All highly liquid investments with maturities of three months or less are considered to be cash equivalents. At December 31, 2021 and December 31, 2020, the Company had no cash equivalents.

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax, assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2021 and 2020, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2021 and 2020.

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

For the years ended December 31, 2021 and 2020

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

Note 3: Income Taxes

As of December 31, 2021, the Company had net operating loss carry forwards of approximately $12.4 million that may be available to reduce future years' taxable income. Future tax benefits, which may arise because of these losses, have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

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

The provision for federal income tax consists of the following for the twelve months ended:

	December 31, 2021	December 31, 2020
Federal income tax benefit attributable to:
Current operations	$153,781	$39,932
Less: valuation allowance	(153,781)	(39,932)
	-	-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset attributable to:
Net operating loss carryover	$2,599,153	$2,566,859
Less: valuation allowance	(2,599,153)	(2,566,859)
Net deferred tax asset	$-	$-

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $12.4 million for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, the net operating loss carry forwards may be limited to use in future years.

As of December 31, 2021, in accordance with the Internal Revenue Service (“IRS”) Assessment Statute of Limitations, the IRS has the ability to audit or assess the Company’s tax returns on the basis of the following schedule:

Year	End of IRS Assessment Statute of Limitations
2018	Oct 15, 2022
2019	Oct 15, 2023
2020	Oct 15, 2024
2021 (to be filed on September 15, 2022)	Oct 15, 2025

Note 4: Common Stock

On July 8, 2020, the Company filed a Certificate of Amendment (the “Amendment”) to the Company’s articles of incorporation, as amended, with the Secretary of State of the State of Nevada. The Amendment had the effect of increasing the number of authorized shares of the Company’s common stock from 400,000,000 to 4,000,000,000 and the number of authorized shares of the Company’s preferred stock from 30,000,000 to 400,000,000. As of July 8, 2020, the Company has authorized 4,400,000,000 shares of capital stock, consisting of 4,000,000,000 shares, par value $0.001 per share, of common stock, and 400,000,000 shares, par value $0.001 per share, of “blank check” preferred stock. The Company had 75,288,667 shares of common stock and no shares of preferred stock issued and outstanding as of December 31, 2021 and December 31, 2020.

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

Global Crypto did not complete the full Share Purchase as of September 18, 2021 and as a result the Global Crypto Equity Purchase Agreement was terminated on September 18, 2021 pursuant to its terms. No additional shares may be purchased under the Global Crypto Share Purchase Agreement.

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

As of December 31, 2021 and 2020, Lin Kok Peng, the Company’s principal shareholder, had not yet acted to exercise its option to convert advances from him to shares of common stock. Accordingly, as of December 31, 2021 and 2020, the advances remain as an interest-free loan to the Company. See Note 5.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

Note 5: Convertible Advances from Shareholder and other Related Party Transactions

During the year ended December 31, 2021, the Company repaid $38,697 to Lin Kok Peng, the Company’s principal shareholder, for payments he made to vendors on the Company’s behalf. During the year ended December 31, 2020, Lin Kok Peng advanced to the Company in an aggregate of $118,697, which consisted of $80,000 proceeds to the Company and $38,697 payments made to vendors on the Company’s behalf. The total advances due to Lin Kok Peng amounted to $916,452 and $955,149 as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021 and 2020, the advances constitute unsecured interest-free loans to the Company.

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

On January 5, 2021, the shares of the Company’s stock under the name of NAHL were changed to Lin Kok Peng, as an individual, at the request of the owner of NAHD, Lin Kok Peng and NAHL was closed.

As of December 31, 2021, Lin Kok Peng had not exercised its option to convert the Advances into shares of common stock. Accordingly, the total of $916,452 in advances remained as an unsecured interest-free loan to the Company as of December 31, 2021. Although Lin Kok Peng is expected to continue to advance such operating funds to the Company in the future, there can be no assurance that he will continue to do so.

On September 7, 2015, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a shareholder of the Company. The Company has incurred fees due to Mr. Capote for consulting service for acting as the Company’s Secretary and Vice President in the amount of $18,000 and $18,000 for the twelve months ended December 31, 2021 and December 31, 2020, respectively. The balance due to Mr. Capote as of December 31, 2021 and December 31, 2020 was $15,000 and $0, respectively, and was included in accounts payable and accrued liabilities.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

The Company pays New Asia Momentum Pte Ltd (“NAMPL”), a Singapore private company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer and Chairman of the Board, fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has incurred fees of $47,342 and $46,294 due to NAMPL during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, and 2020, the Company had $150,739 and $103,397 due to NAMPL recorded in accounts payable and accrued liabilities, respectively.

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