Form 10-Q
period 2022-03-31
New Asia Holdings, Inc.
filed 2022-05-23
CIK 1485029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 23, 2022, the Registrant had 75,288,667 shares of common stock issued and outstanding.

FORM 10-Q

NEW ASIA HOLDINGS, INC.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEW ASIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$39,588	$57,888
Prepaid Expense	10,803	14,133
Total Current Assets	50,391	72,021

Other Assets
Deposit	195	195
Total Other Assets	195	195
TOTAL ASSETS	$50,586	$72,216

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$197,942	$172,955
Advance from Shareholder	916,452	916,452
Total Current Liabilities	1,114,394	1,089,407

Total Liabilities	1,114,394	1,089,407

Stockholders' Deficit
Preferred Stock, $0.001 par value, 400,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 4,000,000,000 shares authorized, 75,288,667 shares issued and outstanding at March 31, 2022 and December 31, 2021	75,289	75,289
Additional Paid in Capital	11,399,713	11,399,713
Accumulated Deficit	(12,538,570)	(12,491,964)
Accumulated Other Comprehensive Loss	(240)	(229)
Total Stockholders' Deficit	(1,063,808)	(1,017,191)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$50,586	$72,216

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2022	March 31, 2021
Operating expenses
Professional fees	$19,864	$18,633
Outside service	8,401	9,744
General and administrative expenses	18,341	20,387

Total operating expense	46,606	48,764

Loss from operations	(46,606)	(48,764)

Loss before income taxes	$(46,606)	$(48,764)

Provision for income taxes	-	-

Net loss	$(46,606)	$(48,764)
Foreign currency translation income (loss)	(11)	3
Total comprehensive loss	$(46,617)	$(48,761)

Net loss per common share-basic and fully diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding-basic and diluted	75,288,667	75,288,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities
Net loss	$(46,606)	$(48,764)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	3,330	1,700
Accounts payable and accrued liabilities	24,987	14,154
Net cash used in operating activities	(18,289)	(32,910)

Cash flows from financing activities
Repayment to shareholder	-	(38,697)
Net cash used in financing activities	-	(38,697)
Effect of exchange rate on cash	(11)	3
Net decrease in cash	(18,300)	(71,604)

Cash at beginning of period	$57,888	$200,378
Cash at end of period	$39,588	$128,774

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$818	$800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021

(Unaudited)

	Three- Month Period Ended March 31, 2021

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance, December 31, 2020	75,288,667	$75,289	$11,399,713	$(12,338,183)	$135	$(863,046)
Foreign currency translation adjustment					3	3
Net loss				(48,764)		(48,764)
Balance, March 31, 2021	75,288,667	$75,289	$11,399,713	$(12,386,947)	$138	$(911,807)

	Three- Month Period Ended March 31, 2022

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2021	75,288,667	$75,289	$11,399,713	$(12,491,964)	$(229)	$(1,017,191)
Foreign currency translation adjustment					(11)	(11)
Net loss				(46,606)		(46,606)
Balance, March 31, 2022	75,288,667	$75,289	$11,399,713	$(12,538,570)	$(240)	$(1,063,808)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

Note 1: Organization and Summary of Significant Accounting Policies

Organization

New Asia Holdings, Inc. (previously known as DM Products, Inc., Midwest E.S.W.T. Corp, and Effective Sport Nutrition Corporation) (the “Company,” “we” or “our”) was incorporated in the State of Nevada on March 1, 2001. In December 2014, the Company underwent a change in control where approximately 90% of the issued and outstanding shares of common stock of the Company were acquired by New Asia Holdings, Ltd. (wholly owned by Lin Kok Peng, Ph.D., the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board) (“NAHL”). As a result, Lin Kok Peng is the effective principal stockholder of the Company.

We have been offering trading software solutions to clients based on a “Software as a Service (SaaS)” licensing and delivery model with licensed users availing themselves of service-based contractual arrangements, however, please see the Management Discussion and Analysis regarding these activities and current efforts by the Company to develop new opportunities. In addition, and consistent with the requirements of the United States federal securities laws, we may utilize our in-house proprietary neural trading models to trade our own funds, thus providing added value to our shareholders.

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

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Annual Report on Form 10-K for the most recent fiscal year, as filed with the SEC on April 18, 2022, have been omitted.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our unaudited consolidated financial statements as of and for the three months ended March 31, 2022; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

Note 3: Common Stock

On July 8, 2020, the Company filed a Certificate of Amendment (the “Amendment”) to the Company’s articles of incorporation, as amended, with the Secretary of State of the State of Nevada. The Amendment had the effect of increasing the number of authorized shares of the Company’s common stock from 400,000,000 to 4,000,000,000 and the number of authorized shares of the Company’s preferred stock from 30,000,000 to 400,000,000. As of December 31, 2020, the Company has authorized 4,400,000,000 shares of capital stock, consisting of 4,000,000,000 shares, par value $0.001 per share, of common stock, and 400,000,000 shares, par value $0.001 per share, of “blank check” preferred stock. The Company had 75,288,667 shares of common stock and no shares of preferred stock issued and outstanding as of March 31, 2022 and December 31, 2021.

On September 16, 2020, the Company entered into an Equity Purchase Agreement (the “Global Crypto Equity Purchase Agreement”) with Global Crypto Offering Exchange Ltd. (“Global Crypto”). Pursuant to the terms of the Global Crypto Equity Purchase Agreement, the Company agreed to sell to Global Crypto, and Global Crypto agreed to purchase, an aggregate of 50,000,000 restricted shares of the Company’s common stock at purchase price of $0.01 per share, for an aggregate purchase price of $500,000 (the “Share Purchase”). The Global Crypto Equity Purchase Agreement provides that the Share Purchase will be effected in 10 separate blocks (each, a “Block” and collectively, “Blocks”), with the first Block closing on September 18, 2020. In the first Block, Global Crypto purchased 2,000,000 shares for an aggregate purchase price of $20,000. The parties to the Global Crypto Equity Purchase Agreement agreed that each of the remaining nine Blocks would close within 12 months of September 18, 2020.

The Global Crypto Equity Purchase Agreement will terminate (i) upon the completion of the full Share Purchase, or (ii) on September 18, 2021. If the Global Crypto Equity Purchase Agreement terminates on September 18, 2021, prior to completion of the full Share Purchase, no additional shares may be purchased under the Global Crypto Share Purchase Agreement.

Global Crypto did not complete the full Share Purchase as of September 18, 2021, and as a result the Global Crypto Equity Purchase Agreement was terminated on September 18, 2021 pursuant to its terms. No additional shares may be purchased under the Global Crypto Share Purchase Agreement.

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

As of March 31, 2022, Lin Kok Peng, the Company’s principal shareholder, had not yet acted to exercise its option to convert advances from him to shares of common stock. Accordingly, as of March 31, 2022, and December 31, 2021, the advances remain as an interest-free loan to the Company. See Note 4.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

Note 4: Convertible Advances from Shareholder and Other Related Party Transactions

During the three months ended March 31, 2022 and 2021, Lin Kok Peng, the Company’s principal shareholder, was repaid nil and $38,697 for payments made to vendors on the Company’s behalf, respectively. The total advances due to Lin Kok Peng amounted to $916,452 and $916,452 as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the advances constitute unsecured interest-free loans to the Company.

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

On January 5, 2021, the shares of the Company’s common stock under the name of NAHL were changed to Lin Kok Peng, as an individual, at the request of the owner of NAHD, Lin Kok Peng and NAHL was closed.

As of March 31, 2022, the Company had not repaid the Advances to Lin Kok Peng, and Mr. Lin had not exercised his option to convert the Advances into shares of common stock. Accordingly, the total of $916,452 in advances remained as an unsecured interest-free loan to the Company as of March 31, 2022. Although Lin Kok Peng is expected to continue to advance operating funds to the Company in the future, there can be no assurance that he will continue to do so.

On September 7, 2015, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a shareholder of the Company. The Company has incurred fees due to Mr. Capote for consulting services for acting as the Company’s Secretary and Vice President in the amount of $4,500 and $4,500 during the three months ended March 31, 2022 and March 31, 2021, respectively. The balance due to Mr. Capote as of March 31, 2022 and December 31, 2021, was $19,500 and $15,000, respectively, and was included in accounts payable and accrued liabilities.

The Company pays New Asia Momentum Pte Ltd (“NAMPL”), a Singapore private company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer and Chairman of the Board and principal shareholder, fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has incurred fees of $11,731 and $11,905 due to NAMPL during the three-month period ended March 31, 2022 and March 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company had $162,470 and $150,739 due to NAMPL recorded in accounts payable and accrued liabilities, respectively.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K, as the same may be amended from time to time.

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

The algorithms were placed into commercial operation in November 2015 upon the execution of a Software Licensing Agreement (the “MQL License Agreement”) between and New Asia Momentum Limited (“NAML”), a company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board. Under the terms of the MQL License Agreement, MQL agreed to license its proprietary trainable, trading algorithms to NAML in exchange for payment of a license fee and certain other fixed and time and materials fees. Pursuant to the terms of the MQL License Agreement, MQL licensed its proprietary trainable, trading algorithms. NAML, in turn, offered these proprietary, trainable, algorithm trading software solutions to broker-dealers, banks, funds and other clients based on a SaaS licensing and delivery model, with sub-licensed users availing themselves of service-based contractual arrangements. NAML was required to pay MQL royalty fees equal to 20% of the trading profits achieved by the SaaS contract agreements that NAML executed with its clients. The targeted geographic market was Asia, with an initial emphasis on Singapore, Hong Kong, Indonesia, and Australia. From 2015 to 2017, NAML grew its retail assets under management (“AUM”) from zero to approximately $2.5 million.

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

The MQL License Agreement currently remains in place.

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

•The Company is currently evaluating a possible acquisition.

As of March 31, 2022, the Company has not yet determined which, if any, of the above business opportunities it will implement and is also considering other additional opportunities. There can be no assurance that any of these business opportunities will come to fruition and, if initiated, will be successful. The Company continues to improve its products and has been working to create new products. The Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantee that such new products and product improvements will translate to improved financial performance.

The Company did not generate any revenue during the three months ended March 31, 2022 and 2021.

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

Results of Operations

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenues

We had no revenue during the three months ended March 31, 2022 and 2021, respectively.  The MQL License Agreement between MQL and NAML still remains in place and the Company is focusing on the development of expanded new business solutions as described above.

Operating Expenses

Operating expenses were $46,606 for the three months ended March 31, 2022, consisting of $18,341 of general and administrative expenses, $8,401 of outside service expenses, and $19,864 of professional fees. This compares to operating expenses for the three months ended March 31, 2021, of $48,764, consisting of $20,387 of general and administrative expenses, $9,744 of outside service expenses, and $18,633 of professional fees. The operating expenses for the three-month period ended March 31, 2022 were slightly lower than the operating expenses for the corresponding period in 2021 because general and administrative expenses were lower.

Net Loss

As a result of the foregoing, we had a net loss of $46,606 for the three months ended March 31, 2022, compared to a net loss of $48,764 for the three months ended March 31, 2021.

We expect to incur net losses through 2022 because we expect to continue to incur expenses, but do not expect to generate significant, or any, revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover our expenses. We expect to cover such shortfall in operating margins through advances from our principal shareholder and other fundraising measures, some of which have been conducted, as the Company deems appropriate. There is no assurance that our principal shareholder will continue to advance funds to us or that we will be successful in any other fundraising measures.

Liquidity and Capital Resources

We had cash in the amount of $39,588 and $57,888 at March 31, 2022 and December 31, 2021, respectively. To date, we have funded our operations from private placements concluded in the third and fourth quarter of 2020 and from advances from our principal shareholder, Lin Kok Peng. Dr. Lin Kok Peng, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board, also has voting and dispositive control over the shares of the Company’s common stock, and we just recently completed two Private Placements as described in herein.

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

During the three-month period ended March 31, 2022, Lin Kok Peng did not make any advances to the Company. The total advances due to Lin Kok Peng are $916,452 and $916,452 as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, the advances constitute unsecured interest-free loans to the Company.

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

As of March 31, 2022, Dr. Lin Kok Peng had not exercised its option to convert the advances into shares of common stock. Accordingly, the total of $916,452 in advances remained as an unsecured interest-free loan to the Company as of March 31, 2022.

Through March 31, 2022, Lin Kok Peng has continued to advance operating funds to the Company totaling $916,452 and is expected to continue to advance such operating funds in the future. In August 2020, NAHL informed the Company that the previous terms of the prior agreement had not reflected the level of risk that NAHL has taken in effecting these advances over the years. Therefore, on August 14, 2020, the Company and NAHL entered into an Agreement on Advances (the “Agreement”) wherein the Company and NAHL agreed as follows. On January 5, 2021, Lin Kok Peng decided to change his ownership of the Company from NAHL to his own Name (Lin Kok Peng) and thus all prior agreements executed between the Company and NAHL remain fully in effect:

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

•On January 5, 2021, the shares of the Company’s stock under the name of NAHL were changed to Lin Kok Peng, as an individual, at the request of the owner of NAHD, Lin Kok Peng and NAHL was closed.

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

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Cash, beginning of period	$57,888	$200,378
Net cash used in operating activities	(18,289)	(32,910)
Net cash provided by investing activities	-	-
Net cash used in financing activities	-	(38,697)
Effect of exchange rate on cash	(11)	3
Cash, end of period	$39,588	$128,774

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the three months ended March 31, 2022; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

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

Our management conducted an evaluation as of March 31, 2022, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to the size and nature of the existing business operations. Given the size of our current operations and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

NEW ASIA HOLDINGS, INC.

Date: May 23, 2022	By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Chief Financial Officer
(Principal executive officer, principal financial officer and principal accounting officer)