Form 10-Q
period 2022-09-30
New Asia Holdings, Inc.
filed 2022-12-08
CIK 1485029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of December 8, 2022, the Registrant had 75,288,667 shares of common stock issued and outstanding.

FORM 10-Q

NEW ASIA HOLDINGS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEW ASIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$15,608	$57,888
Prepaid Expense	2,333	14,133
Total Current Assets	17,941	72,021

Other Assets
Deposit	195	195
Total Other Assets	195	195
TOTAL ASSETS	$18,136	$72,216

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$235,572	$172,955
Advance from Shareholder	921,204	916,452
Total Current Liabilities	1,156,776	1,089,407
Total Liabilities	1,156,776	1,089,407

Stockholders' Deficit
Preferred Stock, $0.001 par value, 400,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 4,000,000,000 shares authorized, 75,288,667 shares issued and outstanding at September 30, 2022 and December 31, 2021	75,289	75,289
Additional Paid in Capital	11,399,713	11,399,713
Accumulated Deficit	(12,613,138)	(12,491,964)
Accumulated Other Comprehensive Loss	(504)	(229)
Total Stockholders' Deficit	(1,138,640)	(1,017,191)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$18,136	$72,216

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Operating expenses
Professional fees	$6,569	$8,939	$39,939	$40,658
Outside service	9,700	8,545	26,500	26,688
General and administrative expenses	16,500	16,304	54,735	52,759

Total operating expense	32,769	$33,788	121,174	120,105

Loss from operations	$(32,769)	$(33,788)	$(121,174)	$(120,105)
Loss before income taxes	$(32,769)	$(33,788)	$(121,174)	$(120,105)

Provision for income taxes	-	-	-	-

Net Loss	$(32,769)	$(33,788)	$(121,174)	$(120,105)
Foreign currency translation income (loss)	998	(132)	(275)	(417)
Total other comprehensive loss	$(31,771)	$(33,920)	$(121,449)	$(120,522)

Net Loss per common share-basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding-basic and diluted	75,288,667	75,288,667	75,288,667	75,288,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended	For the nine months ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities
Net Loss	$(121,174)	$(120,105)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	11,800	7,700
Accounts payable and Accrued liabilities	62,617	39,141
Net cash used in operating activities	(46,757)	(73,264)

Cash flows from financing activities
Repayment to Shareholder	(3,248)	(38,697)
Advance from Shareholder	8,000	-
Net cash provided by (used in) financing activities	4,752	(38,697)
Effect of exchange rate on cash	(275)	(417)
Net decrease in cash	(42,280)	(112,378)

Cash at beginning of period	$57,888	$200,378
Cash at end of period	$15,608	$88,000

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$818	$800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

(Unaudited)

	Nine- Month Period Ended September 30, 2021

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2020	75,288,667	$ 75,289	$ 11,399,713	$ (12,338,183)	$ 135	$ (863,046)
Foreign currency translation adjustment					3	3
Net loss				(48,764)		(48,764)
Balance, March 31, 2021	75,288,667	$ 75,289	$ 11,399,713	$ (12,386,947)	$ 138	$ (911,807)
Foreign currency translation adjustment					(288)	(288)
Net Loss				(37,553)		(37,553)
Balance, June 30, 2021	75,288,667	$ 75,289	$ 11,399,713	$ (12,424,500)	$ (150)	$ (949,648)
Foreign currency translation adjustment					(132)	(132)
Net Loss				(33,788)		(33,788)
Balance, September 30, 2021	75,288,667	$ 75,289	$ 11,399,713	$ (12,458,288)	$ (282)	$ (983,568)

	Nine- Month Period Ended September 30, 2022

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2021	75,288,667	$ 75,289	$ 11,399,713	$ (12,491,964)	$ (229)	$ (1,017,191)
Foreign currency translation adjustment					(11)	(11)
Net loss				(46,606)		(46,606)
Balance, March 31, 2022	75,288,667	$ 75,289	$ 11,399,713	$ (12,538,570)	$ (240)	$ (1,063,808)
Foreign currency translation adjustment					(1,262)	(1,262)
Net Loss				(41,799)		(41,799)
Balance, June 30, 2022	75,288,667	$ 75,289	$ 11,399,713	$ (12,580,369)	$ (1,502)	$ (1,106,869)
Foreign currency translation adjustment					998	998
Net Loss				(32,769)		(32,769)
Balance, September 30, 2022	75,288,667	$ 75,289	$ 11,399,713	$ (12,613,138)	$ (504)	$ (1,138,640)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2022; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

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

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

Note 3: Common Stock

On July 8, 2020, the Company filed a Certificate of Amendment (the “Amendment”) to the Company’s articles of incorporation, as amended, with the Secretary of State of the State of Nevada. The Amendment had the effect of increasing the number of authorized shares of the Company’s common stock from 400,000,000 to 4,000,000,000 and the number of authorized shares of the Company’s preferred stock from 30,000,000 to 400,000,000. As of December 31, 2020, the Company has authorized 4,400,000,000 shares of capital stock, consisting of 4,000,000,000 shares, par value $0.001 per share, of common stock, and 400,000,000 shares, par value $0.001 per share, of “blank check” preferred stock. The Company had 75,288,667 shares of common stock and no shares of preferred stock issued and outstanding as of September 30, 2022 and December 31, 2021.

On September 16, 2020, the Company entered into an Equity Purchase Agreement (the “Global Crypto Equity Purchase Agreement”) with Global Crypto Offering Exchange Ltd. (“Global Crypto”). Pursuant to the terms of the Global Crypto Equity Purchase Agreement, the Company agreed to sell to Global Crypto, and Global Crypto agreed to purchase, an aggregate of 50,000,000 restricted shares of the Company’s common stock at purchase price of $0.01 per share, for an aggregate purchase price of $500,000 (the “Share Purchase”). The Global Crypto Equity Purchase Agreement provides that the Share Purchase would have been implemented in 10 separate blocks (each, a “Block” and collectively, “Blocks”), with the first Block closing on September 18, 2020. In the first Block, Global Crypto purchased 2,000,000 shares for an aggregate purchase price of $20,000. The parties to the Global Crypto Equity Purchase Agreement agreed that each of the remaining nine Blocks would close within 12 months of September 18, 2020.

The Global Crypto Equity Purchase Agreement would have terminated (i) upon the completion of the full Share Purchase, or (ii) on September 18, 2021. Since the completion of the full Share Purchase by Global Crypto was not completed by September 18, 2021, no additional shares could have been purchased under the Global Crypto Share Purchase Agreement and thus the Global Crypto Equity Purchase Agreement was terminated on September 18, 2021, pursuant to its terms. No additional shares may be purchased under the Global Crypto Share Purchase Agreement.

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

As of September 30, 2022, Lin Kok Peng, the Company’s principal shareholder, had not yet acted to exercise its option to convert advances from him to shares of common stock. Accordingly, as of September 30, 2022, and December 31, 2021, the advances remain as an interest-free loan to the Company. See Note 4.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

Note 4: Convertible Advances from Shareholder and Other Related Party Transactions

During the nine months ended September 30, 2022 and 2021, Lin Kok Peng, the Company’s principal shareholder, was repaid $3,248 and $38,697 for payments made to vendors on the Company’s behalf, respectively. During the nine months ended September 30, 2022 and 2021, Lin Kok Peng advanced an aggregate of $8,000 and nil to the Company, respectively. The total advances due to Lin Kok Peng amounted to $921,204 and $916,452 as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, the advances constitute unsecured interest-free loans to the Company.

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

As of September 30, 2022, the Company repaid $3,248 to Lin Kok Peng, and Mr. Lin had not exercised his option to convert the Advances into shares of common stock. Accordingly, the total of $921,204 in advances remained as an unsecured interest-free loan to the Company as of September 30, 2022. Although Lin Kok Peng is expected to continue to advance operating funds to the Company in the future, there can be no assurance that he will continue to do so.

On September 7, 2015, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a shareholder of the Company. The Company has incurred fees due to Mr. Capote for consulting services for acting as the Company’s Secretary and Vice President in the amount of $13,500 and $13,500 during the nine months ended September 30, 2022 and September 30, 2021, respectively. The balance due to Mr. Capote as of September 30, 2022 and December 31, 2021, was $27,750 and $15,000, respectively, and was included in accounts payable and accrued liabilities.

The Company pays New Asia Momentum Pte Ltd (“NAMPL”), a Singapore private company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer and Chairman of the Board and principal shareholder, fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has incurred fees of $34,565 and $35,624 due to NAMPL during the nine-month period ended September 30, 2022, and September 30, 2021, respectively. As of September 30, 2022, and December 31, 2021, the Company had $185,304 and $150,739 due to NAMPL recorded in accounts payable and accrued liabilities, respectively.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

•NAHD executed a Memorandum of Understanding, dated June 14, 2022, regarding the acquisition of a 40% of the issued and outstanding shares of Asian Fuels Energy Inc (AFEI) and the rights to secure, through a subsequent investment of a majority equity stake in the individual Special Project Corporations (SPC) involved in the production of Renewable Napier Grass fuel in Batangas (first Priority Project) and future projects in Tarlac. NAHD is undertaking a technical, legal, and financial evaluation of Asian Fuels Energy Inc (the “Company”) and its sister Company, Hacienda Asia Plantations Inc. (HAPI). AFEI is a Philippine-based Company, incorporated on June 19, 2009, is a subsidiary company to HAPI of which was incorporated in August 2, 2007, owned by Alfred Joseph S. Araneta with super majority of the both companies.  The details are described in an 8K filing made by the Company on June 21, 2022. Currently this potential transaction is under evaluation by the Company and the acquisition has not closed and there is currently no expected date for the closing of this transaction.

•The Company is also evaluating other potential acquisition(s) that may be further detailed in upcoming filings, no information on these potential transactions is currently available.

As of September 30, 2022, the Company has not yet determined which, if any, of the above business opportunities it will implement and is also considering other additional opportunities. There can be no assurance that any of these business opportunities will come to fruition and, if initiated, will be successful. The Company continues to improve its products and has been working to create new products. The Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantee that such new products and product improvements will translate to improved financial performance.

The Company did not generate any revenue during the nine months ended September 30, 2022 and 2021.

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

The measures taken to date will impact the Company’s business for the first nine months of 2022 and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Results of Operations

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Revenues

We had no revenue during the three months ended September 30, 2022 and 2021, respectively.  The MQL License Agreement between MQL and NAML still remains in place and the Company is focusing on the development of expanded new business solutions as described above.

Operating Expenses

Operating expenses were $32,769 for the three months ended September 30, 2022, consisting of $16,500 of general and administrative expenses, $9,700 of outside service expenses, and $6,569 of professional fees. This compares to operating expenses for the three months ended September 30, 2021, of $33,788, consisting of $16,304 of general and administrative expenses, $8,545 of outside service expenses, and $8,939 of professional fees. The operating expenses for the three-month period ended September 30, 2022 were slightly lower than the operating expenses for the corresponding period in 2021 because expenses associated with professional fees were lower.

Net Loss

As a result of the foregoing, we had a net loss of $32,769 for the three months ended September 30, 2022, compared to a net loss of $33,788 for the three months ended September 30, 2021.

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

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Revenues

We had no revenue during the nine months ended September 30, 2022 and 2021, respectively.  The MQL License Agreement between MQL and NAML still remains in place and the Company is focusing on the development of expanded new business solutions as described above.

Operating Expenses

Operating expenses were $121,174 for the nine months ended September 30, 2022, consisting of $54,735 of general and administrative expenses, $26,500 of outside service expenses, and $39,939 of professional fees. This compares to operating expenses for the nine months ended September 30, 2021, of $120,105, consisting of $52,759 of general and administrative expenses, $26,688 of outside service expenses, and $40,658 of professional fees. The operating expenses for the nine-month period ended September 30, 2022, were slightly higher than the operating expenses for the corresponding period in 2021 because general and administrative expenses were higher.

Net Loss

As a result of the foregoing, we had a net loss of $121,174 for the nine months ended September 30, 2022, compared to a net loss of $120,105 for the nine months ended September 30, 2021.

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

Liquidity and Capital Resources

We had cash in the amount of $15,608 and $88,000 at September 30, 2022 and September 30, 2021, respectively. To date, we have funded our operations from private placements concluded in the third and fourth quarter of 2020 and from advances from our principal shareholder, Lin Kok Peng. Dr. Lin Kok Peng, our Chief Executive Officer, Chief Financial Officer, and Chairman of the Board, also has voting and dispositive control over the shares of the Company’s common stock, and we just recently completed two Private Placements as described in herein.

We do not have sufficient capital to sustain our operations for the next 12 months. We expect to continue to rely on advances from our principal shareholder, as well as from other sources of financing, including additional private placements of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of equity securities or that we will be able to arrange for debt or other financing to fund our operations and other activities. We do not have any oral or written agreements with Lin Kok Peng which would require Lin Kok Peng to fund our operations.

During the nine-month period ended September 30, 2022, Lin Kok Peng advanced the Company $8,000 and was repaid $3,248 for a net advance of $4,752. The total advances due to Lin Kok Peng are $921,204 and $916,452 as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, the advances constitute unsecured interest-free loans to the Company.

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

As of September 30, 2022, Dr. Lin Kok Peng had not exercised its option to convert the advances into shares of common stock. Accordingly, the total of $921,204 in advances remained as an unsecured interest-free loan to the Company as of September 30, 2022.

Through September 30, 2022, Lin Kok Peng has continued to advance operating funds to the Company totaling $921,204 and may be expected to continue to advance such operating funds in the future. In August 2020, NAHL informed the Company that the previous terms of the prior agreement had not reflected the level of risk that NAHL has taken in effecting these advances over the years. Therefore, on August 14, 2020, the Company and NAHL entered into an Agreement on Advances (the “Agreement”) wherein the Company and NAHL agreed as follows. On January 5, 2021, Lin Kok Peng decided to change his ownership of the Company from NAHL to his own Name (Lin Kok Peng) and thus all prior agreements executed between the Company and NAHL remain fully in effect:

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

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Cash, beginning of period	$57,888	$200,378
Net cash used in operating activities	(46,757)	(73,264)
Net cash provided by investing activities	-	-
Net cash provided by (used in) financing activities	4,752	(38,697)
Effect of exchange rate on cash	(275)	(417)
Cash, end of period	$15,608	$88,000

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the nine months ended September 30, 2022; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

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

Our management conducted an evaluation as of September 30, 2022, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to the size and nature of the existing business operations. Given the size of our current operations and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEW ASIA HOLDINGS, INC.

Date: December 8, 2022	By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Chief Financial Officer
(Principal executive officer, principal financial officer and principal accounting officer)