Form 10-K
period 2022-12-31
New Asia Holdings, Inc.
filed 2023-05-15
CIK 1485029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-afﬁliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second ﬁscal quarter. As of June 30, 2022, the aggregate market value was $849,898.

The number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 2023, is as follows:

Classes of Common Stock	Shares Outstanding
Common Stock, $0.001 par value	75,288,667

DOCUMENTS INCORPORATED BY REFERENCE

None.

New Asia Holdings, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2022

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

Overview

Since December 24, 2014, New Asia Holdings, Inc., a Nevada corporation (the "Company" or "NAHD"), has been developing and deploying its proprietary, neural trading models for the financial community. We offered trading software solutions to clients based on a software-as-a-service (“SaaS”) licensing and delivery models with licensed users availing themselves of service-based contractual arrangements. As a result of poor performance by the Company’s Algorithms, over the last several quarters the Company has been focusing on developing new business opportunities, including exploring potential new acquisition. The Algorithm assets were housed under NAHD’s wholly-owned subsidiary, Magdallen Quant Pte Ltd (MQL) and as a result of long-standing poor performance and consistent with the emphasis on developing new business opportunities, the Company decided to officially dissolve MQL, effective February 2, 2023.

The Company's products in 2022 were aimed to capitalize the large volume of the 24-hour Forex markets to achieve capital appreciation over a medium- to long-term basis, combined with the usage of a vehicle designed to control risk, profit from both bull or bear markets, and maximize liquidity and economic resilience.

The proprietary trading models were developed by a team of professional engineers in communications, electronic circuitry design and financial engineering. This diverse team is the key factor in our successful development of non-traditional and innovative trading models. Our systems were designed to take intelligent positions as the market moves/changes and, upon development, our systems were to bring a rigorously tested track-record.

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

As of the Fourth Quarter 2022, operations of MQL were effectively terminated and in February 2023, the Company officially dissolved MQL. The Company, in its efforts to expand its business, is currently involved in the development of new business opportunities, including the following:

•The Company is in active discussions on the potential acquisition of a company involved in a manufacturing utilizing additive technologies to deliver parts on-demand made to clients’ blueprints and expectations. Once parts are designed and validated, they are available for on-demand manufacturing at any point in the future.

•NAHD issued an 8K in June, 2022 to undertake a technical, legal and financial evaluation of Asian Fuels Energy Inc (the “Company”) and its sister Company, Hacienda Asia Plantations Inc. (HAPI). The Company is a Philippine-based Company, incorporated on June 19, 2009, is a subsidiary company to HAPI of which was incorporated in August 2, 2007, owned by Alfred Joseph S. Araneta with super majority of the both companies.  Based on information shared with NAHD, HAPI is focused in engaging in the agriculture business in the Philippines to develop world class plantation and production systems for Oil Palm, Natural Rubber and Agroforestry crops and AFEI is focused on the development of Napier Grass plantations to produce renewable energy fuel and power generation facilities involving biomass and solar farms. HAPI maintains a Napier Grass plantation and nursery in its 6,652-hectare (HA) plantation site in Candoni, Negros Occidental and a nursery in Rosario, Batangas. These plantations and nurseries are a ready source of planting materials to support its ongoing expansion activities.  Napier Grass assets in Negros and Batangas will be transferred to AFEI as part of the proposed transaction described herein. NAHD executed a Memorandum of Understanding, dated June 14th, 2022, regarding the acquisition of a 40% of the issued and outstanding shares of the Company and the rights to secure, through a subsequent investment of a majority equity stake in the individual Special Project Corporations (SPC) involved in the production of Renewable Napier Grass fuel in Batangas (first Priority Project) and future projects in Tarlac. The Batangas Project has secured a multi-year off-take agreement for the purchase of the Napier Grass product from a major manufacturing corporation. The acquisition would have also granted NAHD the rights of First Refusal to undertake the development of Napier Grass Renewable Fuel Supply Projects, as the principal and majority owner/investor for North America. To date, this opportunity is still under evaluation, however, decisions to proceed with execution of the deal has been put on hold pending the potential finalization of the acquisition of the advanced on-demand manufacturing company.

The Company will provide an update on these potential activities, if and when they materialize.

The Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantee that such new products and product improvements will translate to improved financial performance.

The Company generated no revenues during the years ended December 31, 2022 and 2021.

Given the effective dissolution of MQL, effectively the following sections provide a very limited description of the Company’s products as they were configured, however, as described above, the commercial business associated with the licensing of the Algorithm products has not materialized and the Company is pursuing new applications of the products that would not involve trading and other new business activities.

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

•Principal Component Analysis (“PCA”)

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

On January 23, 2015, we changed the Company’s name from DM Products, Inc. to New Asia Holdings, Inc.

On August 19, 2015, the Board of Directors of the Company approved a resolution acknowledging that New Asia Holdings Ltd, the principal controlling shareholder of the Company, (i) had been advancing funds in the amount of $220,000 to the Company since December 24, 2014, to pay for operating expenses of the Company and (ii) would be required to advance an additional $80,000 to the Company to fund further operating expenses of the Company. The Board further resolved that these advances would constitute an interest-free loan to the Company to be repaid by the close of business on October 31, 2015. However, if the Company was unable to repay these advances by such date, New Asia Holdings Ltd, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above advances into common stock of the Company at a conversion price of $0.02 per share. Through 2022 the Company had received a total of $945,704 in the form of an interest-free loan from its principal shareholder. As of December 31, 2022, New Asia Holdings Ltd, had not yet acted to exercise its option to convert the Advances to shares of common stock, thus the Advances remained as an interest-free loan to the Company.

On August 28, 2015, the Company completed the acquisition of MQL. In November 2015, MQL entered into the MQL License Agreement with NAML, a Company owned and controlled by NAHD's Chairman and CEO, Dr. Lin Kok Peng. As described above, the Company moved to dissolve MQL as of February 2, 2023.

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

General Risks

The use of the Company's software ("Software") were subjected to different degrees of economic, political, foreign exchange, interest rates, liquidity, repatriation, volatility default and regulatory risks, depending on each relevant model. NAHD's proprietary trainable trading algorithm software signals generated were based on factual inputs and information from the market and are not deemed as financial advice. Past results are not necessarily indicative of future results. Notwithstanding the use of our Proprietary Trainable Trading Algorithms ("Series of Algorithms"), the value of investments may fall as well as rise and a holder may not recoup its capital. There can be no assurance that the performance of a Series of Algorithms will be profitable. On establishment, a Series of Algorithms did not  have any operating history upon which stockholders may base an evaluation of performance.

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

NAHD sought to reduce the incidence and impact of System Events through a certain degree of internal testing and real-time monitoring, and the use of independent safeguards in the overall portfolio management system and often, with respect to proprietary models, in the software code itself. Despite such testing, monitoring and independent safeguards, System Events will result in, among other things, the execution of unanticipated trades, the failure to execute anticipated trades, delays in the execution of anticipated trades, the failure to properly allocate trades, the failure to properly gather and organize available data, the failure to take certain hedging or risk reducing actions and/or the taking of actions which increase certain risk(s)—all of which may have materially negative effects on the Software and/or its returns.

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

Each Series of Algorithms and its models were tested to be resilient during major financial events as they were backtested for a minimum of 3 years. Risks from past major financial event/crisis were also applied to test the resilience of these Models.  Back-testing is a specific type of historical testing that determines the performance of the Model if it had been employed during past periods and market conditions. While back-testing does not allow one to predict how a Model will perform under future conditions, its primary benefit lay in understanding the vulnerabilities of a Model through a simulated encounter with real-world conditions of the past. This enables the Managers to "learn from history" without having to make them with actual money.

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

We will need additional capital to bring our operations to a sustainable level over the next twelve months. In 2022, we raised approximately $32,500 from advances from our principal shareholder. We believe that, in addition to the capital raised thus far, we will require up to an additional $200,000 for the next 12 months to satisfy our operating cash needs for the current business, however, additional capital may be required for the implementation of the expanded new business opportunities (as described above). However, given the status of current business operations within the next 12 months, we will need to seek additional financing.

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

We have incurred significant losses in prior periods. Our accumulated deficit at December 31, 2022 was $12,646,034. We incurred a net loss in 2022 of $154,070 and a net loss in 2021 of $153,781. If we are not able to attain profitability in the near future and long-term future, the trading price of our stock could decline and our financial condition could deteriorate as we could, among other things, deplete our cash, incur additional indebtedness and issue additional equity that could cause significant dilution, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

We have unsecured loans that are overdue, and we will likely need to raise capital to repay the loan or will need to convert the loan to our common stock at the discretion of our principal shareholder.

During 2015, we received interest free loans from Lin Kok Peng, our principal shareholder, in the aggregate principal amount of $316,533 to pay for operating expenses and investments of the Company that were due to be repaid on October 31, 2015. However, if the Company was unable to repay these loans by such date, New Asia Holdings Ltd, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above Advances into Common Stock at a conversion price of $0.02 per share.

There were advances of $32,500 and nil from Lin Kok Peng, the Company’s principal shareholder, during the twelve-month period ended December 31, 2022 and 2021, respectively. The total advances due are $945,704 and $916,452 from our principal shareholder as of December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, and 2021, the advances constitute unsecured interest-free loans to the Company.

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

Following August 14, 2020, Lin Kok Peng will endeavor, on a best efforts’ basis, to continue to advance operating funds to the Company as may be required and requested by the Company for its operations, for a period of at least through December 31, 2020 (such additional advances, as funded, the “Additional Advances” and, together with the Prior Advances, the “Advances”). Any such Additional Advances were due and payable by the Company to NAHL on or before January 31, 2021 (the “Additional Advance Repayment Date”, which could be extended as set forth below). Any Additional Advances that have and will be made and are not repaid by the Additional Advance Repayment Date, NAHL, at its sole discretion, will have the option to extend the Additional Advance Repayment Date or convert all or a portion of the Additional Advances into Common Stock at a conversion price of $0.003 per share (the “Additional Advance Conversion Price”), subject to adjustment as set forth in the Agreement. NAHL’s election to extend the Additional Advance Repayment Date or to convert the Additional Advances into Common Stock shall be made on the first business day following the Additional Advance Repayment Date. The Parties acknowledge and agree that any Additional Advances shall not be convertible into Common Stock prior to the Additional Advance Repayment Date.

On January 5, 2021, Dr. Lin Kok Peng, the owner of the Company’s principal shareholder NAHL, decided to convert the name of all his Company shares from NAHL to his name directly. Consequently, and consistent with a Board Resolution executed on December 28, 2020, all advances made to the Company by NAHL are due and owing directly to Dr. Lin Kok Peng.

As of December 31, 2022, Dr. Lin Kok Peng had not exercised its option to convert the advances into shares of common stock. Accordingly, the total of $945,704 in advances remained as an unsecured interest-free loan to the Company as of December 31, 2022.

Through December 31, 2022, NAHL has continued to advance operating funds to the Company totaling $945,704 and is expected to continue to advance such operating funds in the future. In August, 2020, Dr. Lin Kok Peng, the owner of NAHL, informed the Company that the previous terms of the prior agreement had not reflected the level of risk that NAHL has taken in effecting these advances over the years. Therefore, on August 14, 2020, the Company and NAHL entered into an Agreement on Advances (the “Agreement”) wherein the Company and NAHL agreed as follows:

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

Our independent auditors’ report for the fiscal years ended December 31, 2022 and 2021 is qualified as to our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2022 and 2021, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The presence of the going concern explanatory paragraph may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

Our success depends largely on the efforts and abilities of the key members of our senior management team, including Lin Kok Peng, PhD, who serves as the Company's Chief Executive Officer, Chief Financial Officer, and Chairman of the Board as well as a director, Jose Capote, who serves as the Company's Vice President and Secretary, and Allister Lim Wee Sing, who served as a director of the Company, but who resigned as a Director in March 3, 2023 and was replaced as Director by Jose Capote. Because each member of our senior management team has a different area of specialization, the departure of any one of these individuals could create a deficiency in one of the core aspects of our business. Any failure of our management team to successfully integrate could also have a negative impact on our business. We are also dependent on the efforts of our team of technology professionals, and on our ability to recruit and retain highly skilled and often specialized personnel, particularly in light of the rapid pace of technological advances. The level of competition in the technology industry for individuals with this level of experience or these skills is intense. Significant losses of key personnel, particularly to competitors, could make it difficult for us to compete successfully. In addition, we may be unable to attract and retain qualified management and personnel in the future, including in relation to any diversification of our product and service offerings into new asset classes and/or new geographic locations.

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

It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the "penny stock" and information on the limited market. Shareholders should be aware that, according to SEC Release No. 34-

29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

There is limited liquidity in our common stock, which may adversely affect your ability to sell your shares of common stock.

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include, but are not limited to:

●the announcement of new products or product enhancements by us or our competitors;

●developments concerning intellectual property rights and regulatory approvals relating to us;

●quarterly variations in our results or the results of our competitors;

●the ability or inability of us to generate sales;

●developments in our industry and target markets;

●the number of market makers who are willing to continue to make a market in our stock and the market or exchange on which they decide to make a market in our stock, which may, among other things, result in our stock being traded on the exchanges that may be unattractive to investors such as "pink sheets"; and

●general market conditions and other factors, including factors unrelated to our own operating performance.

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

The following table sets forth the high and low closing bid prices for the periods indicated for the Company's common stock.

	Closing Bid Prices(1)
	High	Low
Year Ending December 31, 2023
Quarter Ended March 31, 2023	$0.3184	$0.3184
Year Ending December 31, 2022
Quarter Ended December 31, 2022	0.3398	0.2900
Quarter Ended September 30, 2022	0.0615	0.0615
Quarter Ended June 30, 2022	0.0610	0.0610
Quarter Ended March 31, 2022	$0.065	$0.065

Year Ending December 31, 2021
Quarter Ended December 31, 2021	0.0864	0.0864
Quarter Ended September 30, 2021	0.0330	0.0330
Quarter Ending June 30, 2021	$0.04	$0.04
Quarter Ended March 31, 2021	0.0287	0.0287

(1)Bids represent inter−dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions. Accordingly, these quotations may or may not necessarily represent actual transactions.

On May 5, 2023, the closing price for our common stock on the OTCQB was $0.3184 per share. Because there were few shares traded on May 5, 2023, and generally, the volume of shares quoted on the OTC Markets is insignificant, the closing price quoted does not represent a reliable indication of the fair market value of these shares.

Approximate Number of Holders of Our Common Stock

As of May 5, 2023, there were approximately 304 holders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Common Stock

The Company's Articles of Incorporation authorize the issuance of 4,000,000,000 shares of common stock, par value of $0.001 per share ("Common Stock"). Each record holder of Common Stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. The Company's Articles of Incorporation do not permit for cumulative voting for the election of directors. As of December 31, 2022, we had 75,288,667 shares of our Common Stock issued and outstanding.

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

Transfer Agent

Our independent stock transfer agent is Pacific Stock Transfer. The transfer agent’s address is 6725 Via Austi Pkwy #300, Las Vegas, NV 89119, United States. The transfer agent’s telephone number is (800) 785-7782, and its fax number is (702) 433-1979. Pacific Stock Transfer’s website is located at www.pacificstocktransfer.com.

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

Overview

Since December 24, 2014, New Asia Holdings, Inc., a Nevada corporation (the "Company" or "NAHD"), has been developing and deploying its proprietary, neural trading models for the financial community. We offered trading software solutions to clients based on a software-as-a-service (“SaaS”) licensing and delivery models with licensed users availing themselves of service-based contractual arrangements. As a result of poor performance by the Company’s Algorithms, over the last several quarters the Company has been focusing on developing new business opportunities, including exploring potential new acquisition. The Algorithm assets were housed under NAHD’s wholly-owned subsidiary, Magdallen Quant Pte Ltd (MQL) and as a result of long-standing poor performance and consistent with the emphasis on developing new business opportunities, the Company decided to officially dissolve MQL, effective February 2, 2023.

The Company's products capitalized the large volume of the 24-hour Forex markets to achieve capital appreciation over a medium- to long-term basis, combined with the usage of a good wealth vehicle designed to control risk, profit from both bull or bear markets, and maximize liquidity and economic resilience.

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

Since 2016, the Company's focus had been to license its algorithm to licensees, regulated funds and banks to capitalize on the large volume of the 24-hour Forex markets to achieve capital appreciation over a medium- to long- term basis, combined with the usage of a good wealth vehicle designed to control risk, profit from both bull or bear markets, and maximize liquidity and economic resilience.

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

The MQL License Agreement remained in place till the termination of all MQL business activities, effectively in the Fourth Quarter of 2022 and completely terminated upon the dissolution of MQL in February 2023.

As of the Fourth Quarter 2022, operations of MQL were effectively terminated and in February 2023, the Company officially dissolved MQL. The Company, in its efforts to expand its business, is currently involved in the development of new business opportunities, including the following:

•The Company is in active discussions on the potential acquisition of a company involved in a manufacturing utilizing additive technologies to deliver parts on-demand made to clients’ blueprints and expectations. Once parts are designed and validated, they are available for on-demand manufacturing at any point in the future.

•NAHD issued an 8K in June, 2022 to undertake a technical, legal and financial evaluation of Asian Fuels Energy Inc (the “Company”) and its sister Company, Hacienda Asia Plantations Inc. (HAPI). The Company is a Philippine-based Company, incorporated on June 19, 2009, is a subsidiary company to HAPI of which was incorporated in August 2, 2007, owned by Alfred Joseph S. Araneta with super majority of the both companies.  Based on information shared with NAHD, HAPI is focused in engaging in the agriculture business in the Philippines to develop world class plantation and production systems for Oil Palm, Natural Rubber and Agroforestry crops and AFEI is focused on the development of Napier Grass plantations to produce renewable energy fuel and power generation facilities involving biomass and solar farms. HAPI maintains a Napier Grass plantation and nursery in its 6,652-hectare (HA) plantation site in Candoni, Negros Occidental and a nursery in Rosario, Batangas. These plantations and nurseries are a ready source of planting materials to support its ongoing expansion activities.  Napier Grass assets in Negros and Batangas will be transferred to AFEI as part of the proposed transaction described herein. NAHD executed a Memorandum of Understanding, dated June 14th, 2022, regarding the acquisition of a 40% of the issued and outstanding shares of the Company and the rights to secure, through a subsequent investment of a majority equity stake in the individual Special Project Corporations (SPC) involved in the production of Renewable Napier Grass fuel in Batangas (priority Project) and future projects in Tarlac. The Batangas Project has secured a multi-year off-take agreement for the purchase of the Napier Grass product from a major manufacturing corporation. The acquisition would have also granted NAHD the rights of First Refusal to undertake the development of Napier Grass Renewable Fuel Supply Projects, as the principal and majority owner/investor for North America. To date, this opportunity is still under evaluation, however, decisions to proceed with execution of the deal has been put on hold pending the potential finalization of the acquisition of the advanced on-demand manufacturing company.

The Company will provide an update on these potential activities, if and when they materialize.

The Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantee that such new products and product improvements will translate to improved financial performance.

The Company generated no revenues during the years ended December 31, 2022, and 2021.

On July 8, 2020, the Company increased the number of authorized shares of the Company’s common stock from 400,000,000 to 4,000,000,000 and the number of authorized shares of the Company’s preferred stock from 30,000,000 to 400,000,000. The Amendment was approved by the Company’s Board of Directors on March 26, 2020, and by the holders of a majority of the voting power of the Company’s issued and outstanding capital stock on May 22, 2020.

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

Results of Operations.

The following table provides selected financial data about us for the fiscal years ended December 31, 2022 and December 31, 2021. For detailed financial information, see the audited Financial Statements included in this annual report on Form 10-K.

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$9,833	$57,888
Prepaid expense	13,035	14,133
Total Current Assets	22,868	72,021
Other Assets
Deposit	195	195
Total Other Assets	195	195
TOTAL ASSETS	23,063	72,216

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$248,797	$172,955
Advance from shareholder	945,704	916,452
Total Current Liabilities	1,194,501	1,089,407
Total Liabilities	1,194,501	1,089,407

Stockholders' Deficit
Preferred stock, $0.001 par value, 400,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 4,000,000,000 shares authorized, 75,288,667 shares issued and outstanding at December 31, 2022 and December 31, 2021	75,289	75,289

Additional paid in capital	11,399,713	11,399,713
Accumulated deficit	(12,646,034)	(12,491,964)
Accumulated other comprehensive loss	(406)	(229)
Total Stockholders' Deficit	(1,171,438)	(1,017,191)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$23,063	$72,216

During fiscal years 2022 and 2021, we generated no revenues. In addition, we have a history of losses. The lack of revenues in fiscal 2022 and 2021 revenues resulted from the inability of the Company’s licensee, New Asia Momentum, to secure new sub-licensees for the Company’s products after the return of the AUM associated with the Feuris Fund A activities in 2019, which resulted due to the risk profiles required by these regulated funds and banks reflects a lower level of risk, which resulted in significantly reduced frequency of trading activities which then led to the closure of the Feuris Fund A by Momentum as of September 30, 2019 and the return of the $ 6.67 million AUM to clients. The Company also effectively terminated all activities related to the licensing of its Algorithm products in the Fourth Quarter of 2022 and dissolved MQL in February 2023. The Company is currently in discussions on the development of new business initiatives as described previously.

As of December 31, 2022 and December 31, 2021, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses were $154,070 for the year ended December 31, 2022, and $153,781 for the year ended December 31, 2021, and consisted primarily of general and administrative expenses and professional fees and outside services. The nominal decrease in such expenses in the year ended December 31, 2022, was related to decreased professional fees and outside services.

As a result of the foregoing, we had net loss of $154,070 for the year ended December 31, 2022. This compares with a net loss for the year ended December 31, 2021 of $153,781.

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

We had begun to generate nominal revenues since the second quarter of 2016, however, due to the change in strategy to focus on the regulated bank and fund model, the Company’s licensee decided to terminate all activities with retail clients and the retail AUM was returned to retail clients. The focus on the regulated bank and fund model was initiated in 2017 with the launch of the Feuris Fund A with AUM of approximately $6.67 million. However, since the adoption of the regulated fund and bank models, the risk profiles required by these regulated funds and banks reflects a lower level of risk, which has resulted in significantly reduced frequency of trading activities over the last several quarters and the Company’s licensee, Momentum decided, as of September 30, 2019, to liquidate the Feuris Fund A and return the AUM to the investors. The License Agreement between MQL and Momentum remained in place till the dissolution of MQL in February, 2023. The Company is currently pursuing the development of new business opportunities, as described above. We expect to incur operating losses through the balance of 2023 because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We expect to cover such shortfall in operating margins through advances from our principal shareholder and other fund-raising measures that the Company deems appropriate.

Liquidity and Capital Resources

As of December 31, 2022, we had cash of $9,833, compared to $57,888 at December 31, 2021. The decrease in cash is the result of the funding of company operations.

We had net cash used in operating activities of $(77,130) for the year ended December 31, 2022 and $(103,429) of net cash used in operating activities for the year ended December 31, 2021.

We had cash flows from financing activities of $29,252 resulting from $32,500 in advances from our principal shareholder and $(3,248) repayment to principal shareholder, compared to December 31, 2021 wherein, we had net cash flows used in financing activities of $(38,697), associated with the payment of some advances to our principal shareholder, Lin Kok Peng.

We had no cash flows from investing activities during the years ended December 31, 2022 and 2021.

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

The full text of our audited financial statements as of December 31, 2022 and 2021 begins on page F-1 of this annual report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2022.

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

As of December 31, 2022, under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) as outlined by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022. We have identified the following material weaknesses as of December 31, 2022:

•Lack of sufficient written documentation of internal controls.

•Lack of proper segregation of duties over financial transactions and processes

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Lin Kok Peng	50	Chief Executive Officer, Chief Financial Officer, Chairman of the Board, and Director
Allister Lim Wee Sing	49	Director, resigned as Director on March 3, 2023
Jose A. Capote	62	Vice President and Secretary, appointed as Director on March 3, 2023.

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

During 2022, no salary, consulting fee, finder's fee or other compensation was paid to any of the Company's directors or executive officers, or to any other affiliate of the Company, except as described under Executive Compensation below. It is not anticipated that any director will receive compensation for his or her services as a director in the near future.

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

Director Compensation

In 2022, we only had one non-employee director: Mr. Lim. No director, including Mr. Lim, received any compensation for his services as a director. Mr. Lim resigned as a Director on March 3, 2023 and was replaced by Mr. Jose A Capote as a Director.

Code of Ethics

The Company's Board of Directors has adopted a Code of Ethics which applies to its principal executive officer and principal financial officer. A copy of the Code of Ethics is available in print without charge to any person who sends a request to the office of the Secretary of the Company at 80 Tras Street #01-03, Singapore, 079019.

ITEM 11.	EXECUTIVE COMPENSATION

Management of the Company requires approximately four (4) hours per calendar week. Accordingly, no officer or director has received any compensation from the Company, except for Mr. Capote who was to receive $18,000 in each of the years ended December 31, 2022 and 2021. Until the Company secures additional SaaS contracts, implements expected new business solutions as described above, and begins to accrue revenues, it is not anticipated that any officer, other than Mr. Capote, or any director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See Certain Relationships and Related Transactions.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

2022 SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lin Kok Peng,
Chief Executive Officer and Chief Financial Officer	2022	-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2021	-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Jose A. Capote
Vice President and Secretary	2022	18,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$18,000
	2021	18,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$18,000

The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of May 15, 2023, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Named Executive Officers and Directors:
Lin Kok Peng	41,945,908	55.71%
Jose A. Capote	759,084	1.01%
Allister Lim Wee Sing	—	0.0%
All officers and directors as a group (3 persons)	42,704,992	56.72%

Other 5% Stockholders:
Anthony Ng Zi Qin	10,716,900	14.29%

*Less than 1%

(1)On May 15, 2023, there were 75,288,667 shares of our common stock outstanding and no shares of Preferred Stock issued and outstanding. In determining the percent of common stock owned by a person on May 15, 2023: (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 75,288,667 shares of common stock outstanding on May 15, 2023, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities. As of May 15, 2023, we have no outstanding stock warrants or outstanding stock options.

(2)Under applicable SEC rules, a person is deemed the "beneficial owner" of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security. Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.

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

The Company pays Mr. Capote, the Company’s Secretary and Vice President, consulting fees for acting in such capacities. The Company incurred such expenses in the amount of $18,000 and $18,000 for the years ended December 31, 2022 and December 31, 2021, respectively.

The Company pays Momentum, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company, fees for the rental of office space and for administrative services in its Singapore headquarters. The Company incurred such expense in the amount of $44,847 and $47,342 for the years ended December 31, 2022 and 2021, respectively.

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

MQL had an accounts receivable balance with NAML of $0, and $0 as of December 31, 2022 and 2021, respectively.

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

The Company has two directors, including Lin Kok Peng, who is the Chief Executive Officer and controlling shareholder of the Company, and Jose A Capote, as of March 3, 2023 upon the resignation of Allister Lim Wee Sing. Mr. Lim was the only director that qualifies as an independent director, as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm's Fees

Aggregate fees for professional services rendered for the Company by MaloneBailey, LLP, the Company’s independent registered public accounting firm, for the fiscal years ended December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Audit Fees	$31,500	$28,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$31,500	$28,500

Audit Fees. Audit fees consisted of the fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q.

Audit-related Fees. During the 2022 and 2021 fiscal years, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the caption “Audit Fees” above. Therefore, there were no audit-related fees billed or paid during the 2022 and 2021 fiscal years.

Tax Fees. Tax fees consists of fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such tax fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters. As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2022 and 2021, no tax fees were billed or paid during those fiscal years.

All Other Fees. Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2022 and 2021 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

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

(a)The following documents are filed as part of this Annual Report on Form 10-K:

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

_____________

(1)Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2015.

(2)Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 21, 2016.

(3)Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 20, 2017.

(4)Incorporated by reference to the relevant exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2010.

(5)Incorporated by reference to the relevant exhibit to Form 8-K filed with the Securities and Exchange Commission on December 14, 2011.

(6)Incorporated by reference to the relevant exhibit to Form 8-K filed with the Securities and Exchange Commission on December 14, 2011.

(7)Incorporated by reference to the relevant exhibit to Form 8-K filed with the Securities and Exchange Commission on February 17, 2015.

(8)Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2020.

(9)Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2020.

(10)Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2020.

(11)Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2020.

*Filed herewith.

**Furnished herewith.

(b) The exhibits filed with this Annual Report on Form 10-K are listed under Item 15(a)(3), immediately above.

(c) None.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2023

New Asia Holdings, Inc.

By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lin Kok Peng	Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Director (principal executive officer, principal financial officer and principal accounting officer)	May 15, 2023
Lin Kok Peng

/s/ Jose A. Capote	Vice President, Corporate Secretary and Director	May 15, 2023
Jose A. Capote

NEW ASIA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

New Asia Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Asia Holdings, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Shenzhen, China

May 15, 2023

NEW ASIA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$9,833	$57,888
Prepaid expense	13,035	14,133
Total Current Assets	22,868	72,021
Other Assets
Deposit	195	195
Total Other Assets	195	195
TOTAL ASSETS	$23,063	$72,216

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$248,797	$172,955
Advance from shareholder	945,704	916,452
Total Current Liabilities	1,194,501	1,089,407
Total Liabilities	$1,194,501	$1,089,407

Stockholders' Deficit
Preferred stock, $0.001 par value, 400,000,000 shares authorized, 0 shares issued and outstanding	$-	$-
Common stock, $0.001 par value, 4,000,000,000 shares authorized, 75,288,667 shares issued and outstanding at December 31, 2022 and December 31, 2021	75,289	75,289

Additional paid in capital	11,399,713	11,399,713
Accumulated deficit	(12,646,034)	(12,491,964)
Accumulated other comprehensive loss	(406)	(229)
Total Stockholders' Deficit	$(1,171,438)	$(1,017,191)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$23,063	$72,216

The accompanying notes are an integral part of these consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021
Operating expenses
Professional fees	$50,381	$51,072
Outside service	34,900	35,088
General & Administrative expenses	68,789	67,621
Total operating expense	$154,070	$153,781
Loss from operations	$(154,070)	$(153,781)
Loss before income taxes	(154,070)	(153,781)

Provision for income taxes	-	-

Net loss	$(154,070)	$(153,781)

Foreign currency translation loss	(177)	(364)
Total comprehensive loss	(154,247)	(154,145)
Net loss per common share-basic and fully diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding-basic and diluted	$75,288,667	$75,288,667

The accompanying notes are an integral part of these consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2020	75,288,667	75,289	11,399,713	(12,338,183)	135	(863,046)
Foreign currency translation adjustment					(364)	(364)
Net loss for the year ended December 31, 2021				(153,781)		(153,781)
Balance, December 31, 2021	75,288,667	75,289	11,399,713	(12,491,964)	(229)	(1,017,191)
Foreign currency translation adjustment					(177)	(177)
Net loss for the year ended December 31, 2022				(154,070)		(154,070)
Balance, December 31, 2022	75,288,667	75,289	11,399,713	(12,646,034)	(406)	(1,171,438)

The accompanying notes are an integral part of these consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021
Cash flows from operating activities
Net loss	$(154,070)	$(153,781)
Changes in operating assets and liabilities:
Prepaid expenses	1,098	(3,133)
Accounts payable and accrued liabilities	75,842	53,485
Net cash used by operating activities	(77,130)	(103,429)

Cash flows from financing activities
Advance from shareholder	32,500	-
Repayment to shareholder	(3,248)	(38,697)
Net cash provided by (used in) financing activities	29,252	(38,697)
Effect of exchange rate on cash	(177)	(364)
Net decrease in cash	(48,055)	(142,490)

Cash at beginning of year	57,888	200,378
Cash at end of year	$9,833	$57,888

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$800	$800

The accompanying notes are an integral part of these consolidated financial statements.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022, and 2021

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

As a result of poor performance by the Company’s Algorithms, over the last several quarters the Company has been focusing on developing new business opportunities, including exploring potential new acquisition. In February 2023, the Company officially dissolved Magdallen Quant Pte Ltd.

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

Principles of Consolidation

The consolidated financial statements as of December 31, 2022 and 2021, and for the years then ended, include the accounts of its wholly owned subsidiary, Magdallen Quant Pte Ltd., which was dissolved in February 2023. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the year ended December 31, 2022; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022, and 2021

Foreign Currency

The functional currency of our foreign subsidiary is their respective local currency. The financial statements of the foreign subsidiary are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange and income and expense amounts at average rates prevailing throughout the period. Translation adjustments resulting from the translation of the subsidiary’ accounts are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity. The applicable exchange rate on December 31, 2022, closed at $1 = 1.3401 SGD and December 31, 2021 closed at $1 = 1.3484 SGD.

Cash

All highly liquid investments with maturities of three months or less are considered to be cash equivalents. At December 31, 2022 and December 31, 2021, the Company had no cash equivalents.

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax, assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2022 and 2021, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2022 and 2021.

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

For the years ended December 31, 2022, and 2021

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

Note 3: Income Taxes

As of December 31, 2022, the Company had net operating loss carry forwards of approximately $12.5 million that may be available to reduce future years' taxable income. Future tax benefits, which may arise because of these losses, have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The 2017 Act reduces the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. For net operating losses (NOLs) arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018, will not be subject to the taxable income limitation. The 2017 Act would generally eliminate the carryback of all NOLs arising in a tax year ending after 2017 and instead would permit all such NOLs to be carried forward indefinitely.

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

The provision for federal income tax consists of the following for the twelve months ended:

	December 31, 2022	December 31, 2021
Federal income tax benefit attributable to:
Current operations	$154,070	$153,781
Less: valuation allowance	(154,070)	(153,781)
	-	-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2022	December 31, 2021
Deferred tax asset attributable to:
Net operating loss carryover	$2,631,509	$2,599,153
Less: valuation allowance	(2,631,509)	(2,599,153)
Net deferred tax asset	$-	$-

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022, and 2021

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $12.5 million for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, the net operating loss carry forwards may be limited to use in future years.

As of December 31, 2022, in accordance with the Internal Revenue Service (“IRS”) Assessment Statute of Limitations, the IRS has the ability to audit or assess the Company’s tax returns on the basis of the following schedule:

Year	End of IRS Assessment Statute of Limitations
2019	Oct 15, 2023
2020	Oct 15, 2024
2021	Oct 15, 2025
2022	Oct 15, 2026

Note 4: Common Stock

On July 8, 2020, the Company filed a Certificate of Amendment (the “Amendment”) to the Company’s articles of incorporation, as amended, with the Secretary of State of the State of Nevada. The Amendment had the effect of increasing the number of authorized shares of the Company’s common stock from 400,000,000 to 4,000,000,000 and the number of authorized shares of the Company’s preferred stock from 30,000,000 to 400,000,000. As of July 8, 2020, the Company has authorized 4,400,000,000 shares of capital stock, consisting of 4,000,000,000 shares, par value $0.001 per share, of common stock, and 400,000,000 shares, par value $0.001 per share, of “blank check” preferred stock. The Company had 75,288,667 shares of common stock and no shares of preferred stock issued and outstanding as of December 31, 2022 and December 31, 2021.

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

As of December 31, 2022 and 2021, Lin Kok Peng, the Company’s principal shareholder, had not yet acted to exercise its option to convert advances from him to shares of common stock. Accordingly, as of December 31, 2022 and 2021, the advances remain as an interest-free loan to the Company. See Note 5.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022, and 2021

Note 5: Convertible Advances from Shareholder and other Related Party Transactions

During the year ended December 31, 2022, the Company repaid $3,248 to Lin Kok Peng, the Company’s principal shareholder, for payments he made to vendors on the Company’s behalf. During the year ended December 31, 2022, Lin Kok Peng advanced to the Company in an aggregate of $32,500. During the year ended December 31, 2021, the Company repaid $38,697 to Lin Kok Peng, the Company’s principal shareholder, for payments he made to vendors on the Company’s behalf. The total advances due to Lin Kok Peng amounted to $945,704 and $916,452 as of December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, and 2021, the advances constitute unsecured interest-free loans to the Company.

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

As of December 31, 2022, Lin Kok Peng had not exercised its option to convert the Advances into shares of common stock. Accordingly, the total of $945,704 in advances remained as an unsecured interest-free loan to the Company as of December 31, 2022. Although Lin Kok Peng is expected to continue to advance such operating funds to the Company in the future, there can be no assurance that he will continue to do so.

On September 7, 2015, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a shareholder of the Company. The Company has incurred fees due to Mr. Capote for consulting service for acting as the Company’s Secretary and Vice President in the amount of $18,000 and $18,000 for the twelve months ended December 31, 2022 and December 31, 2021, respectively. The balance due to Mr. Capote as of December 31, 2022 and December 31, 2021was $32,250 and $15,000, respectively, and was included in accounts payable and accrued liabilities. On March 3, 2023, Alister Lim resigned as an Independent Director of the Company and Mr. Capote was appointed a Director of the Company.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022, and 2021

The Company pays New Asia Momentum Pte Ltd (“NAMPL”), a Singapore private company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer and Chairman of the Board, fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has incurred fees of $44,847 and $47,342 due to NAMPL during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, and 2021, the Company had $195,586 and $150,739 due to NAMPL recorded in accounts payable and accrued liabilities, respectively.

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

Note 7: Subsequent Event

In April 2023, the Company signed a Letter of Intent related to a potential acquisition of a company involved in a manufacturing utilizing additive technologies to deliver parts on-demand.