Form 10-Q
period 2023-03-31
New Asia Holdings, Inc.
filed 2023-06-29
CIK 1485029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of June 29, 2023, the Registrant had 75,288,667 shares of common stock issued and outstanding.

FORM 10-Q

NEW ASIA HOLDINGS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEW ASIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$19,474	$9,833
Prepaid expense	9,480	13,035
Total Current Assets	28,954	22,868

Other Assets
Deposit	195	195
Total Other Assets	195	195
TOTAL ASSETS	$29,149	$23,063

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$280,514	$248,797
Advance from shareholder	960,704	945,704
Total Current Liabilities	1,241,218	1,194,501
Total Liabilities	1,241,218	1,194,501

Stockholders' Deficit
Preferred stock, $0.001 par value, 400,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 4,000,000,000 shares authorized, 75,288,667 shares issued and outstanding at March 31, 2023 and December 31, 2022	75,289	75,289
Additional paid in capital	11,416,188	11,399,713
Accumulated deficit	(12,703,184)	(12,646,034)
Accumulated other comprehensive loss	(362)	(406)
Total Stockholders' Deficit	(1,212,069)	(1,171,438)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$29,149	$23,063

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2023	March 31, 2022
Operating expenses
Professional fees	$33,017	$19,864
Outside service	8,401	8,401
General and administrative expenses	15,732	18,341

Total operating expense	57,150	46,606

Loss from operations	(57,150)	(46,606)
Loss before income taxes	$(57,150)	$(46,606)

Provision for income taxes	-	-

Net loss	$(57,150)	$(46,606)
Foreign currency translation income (loss)	44	(11)
Total comprehensive loss	$(57,106)	$(46,617)

Net loss per common share-basic and fully diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding-basic and diluted	75,288,667	75,288,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities
Net loss	$(57,150)	$(46,606)
Adjustment to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	3,555	3,330
Accounts payable and accrued liabilities	$48,192	$24,987
Net cash used in operating activities	(5,403)	(18,289)

Cash flows from financing activities
Advance from Shareholder	$15,000	-
Net cash provided by financing activities	$15,000	-
Effect of exchange rate on cash	44	(11)
Net increase (decrease) in cash	$9,641	$(18,300)

Cash at beginning of period	$9,833	$57,888
Cash at end of period	$19,474	$39,588

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$818

Non-cash transaction:
Settlement of liabilities with a related party	$16,475	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

(Unaudited)

	Three -Month Period Ended March 31, 2022

	Common Stock		Additional Paid	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	in Capital	Deficit	Loss	Total
Balance, December 31, 2021	75,288,667	$75,289	$11,399,713	$(12,491,964)	$(229)	$(1,017,191)
Foreign currency translation adjustment	-	-	-	-	(11)	(11)
Net loss	-	-	-	(46,606)	-	(46,606)
Balance, March 31, 2022	75,288,667	$75,289	$11,399,713	$(12,538,570)	$(240)	$(1,063,808)

	Three- Month Period Ended March 31, 2023

	Common Stock		Additional Paid	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	in Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2022	75,288,667	$75,289	$11,399,713	$(12,646,034)	$(406)	$(1,171,438)
Settlement of liabilities with a related party	-	-	16,475	-	-	16,475
Foreign Currency translation adjustment	-	-	-	-	44	44
Net loss	-	-	-	(57,150)	-	(57,150)
Balance, March 31, 2023	75,288,667	$75,289	$11,416,188	$(12,703,184)	$(362)	$(1,212,069)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

As a result of poor performance by the Company’s algorithms, over the last several quarters the Company has been focusing on developing new business opportunities, including exploring potential new technology solutions and/or acquisition. In February 2023, the Company officially dissolved Magdallen Quant Pte Ltd and the License Agreement with NAML has been also terminated.

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Annual Report on Form 10-K for the most recent fiscal year, as filed with the SEC on May 15, 2023, have been omitted.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our unaudited consolidated financial statements as of and for the three months ended March 31, 2023; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

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

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

Note 3: Common Stock

As of March 31, 2023, Lin Kok Peng, the Company’s principal shareholder, had not yet acted to exercise its option to convert advances from him to shares of common stock. Accordingly, as of March 31, 2023 and December 31, 2022, the advances remain as an interest-free loan to the Company. See Note 4.

Note 4: Convertible Advances from Shareholder and Other Related Party Transactions

During the three months ended March 31, 2023, and 2022, Lin Kok Peng, the Company’s principal shareholder, advanced an aggregate of $15,000 to the Company and nil, respectively. The total advances due to Lin Kok Peng amounted to $960,704 and $945,704 as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, the advances constitute unsecured interest-free loans to the Company.

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

March 31, 2023

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

As of March 31, 2023, the Company has not repaid Lin Kok Peng, and Mr. Lin had not exercised his option to convert the Advances into shares of common stock. Accordingly, the total of $960,704 in advances remained as an unsecured interest-free loan to the Company as of March 31, 2023. Although Lin Kok Peng is expected to continue to advance operating funds to the Company in the future, there can be no assurance that he will continue to do so.

On September 7, 2015, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a shareholder of the Company. The Company has incurred fees due to Mr. Capote for consulting services for acting as the Company’s Secretary and Vice President in the amount of $4,500 and $4,500 during the three months ended March 31, 2023 and March 31, 2022, respectively. The balance due to Mr. Capote as of March 31, 2023 and December 31, 2022, was $36,750 and $32,250 respectively, and was included in accounts payable and accrued liabilities.

The Company pays New Asia Momentum Pte Ltd (“NAMPL”), a Singapore private company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer and Chairman of the Board and principal shareholder, fees for the rental of office space and for administrative services in its Singapore Headquarters. In February 2023, MQL was dissolved and accounts payables to NAMPL with total amount of $16,475 was waived by NAMPL and recorded in additional paid-in capital. Also, The Company has incurred fees of $10,827 and $11,731 due to NAMPL during the three-month period ended March 31, 2023, and March 31, 2022, respectively. As of March 31, 2023, and December 31, 2022, the Company had $189,938 and $195,586 due to NAMPL recorded in accounts payable and accrued liabilities, respectively.

Note 5: Commitments and Contingencies

The Company entered into an agreement with Premier Business Centers (“PBC”) on July 31, 2018. Under the terms of the agreement, PBC granted the Company a license to use the facilities and services of PBC at 15615 Alton Parkway Suite 450, Irvine, CA 92618. This is a month-to-month lease, with monthly fixed fees of $195.

The Company pays NAMPL, a Singapore private company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board, fees for the rental of office space and for administrative services in its Singapore headquarters. This is a month-to-month lease, with monthly fixed fees of approximately $3,500.

Note 6: Subsequent Event

In April 2023, the Company signed a Letter of Intent related to a potential acquisition of a company involved in a manufacturing utilizing additive technologies to deliver parts on-demand. The LOI is still active, and the deal is undergoing due diligence and detailed evaluation and reviews by NAHD and the target company, as of the filing date, the acquisition has not been closed.

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

As of the First Quarter 2023, operations of MQL were effectively terminated and in February 2023, the Company officially dissolved MQL. Based on an agreement confirmed via a written confirmation by NAMPL, MQL’s debt to NAMPL of $16,475.16 was cancelled. The Company, in its efforts to expand its business, is currently involved in the development of new business opportunities, including the following:

•The Company is in active discussions on the potential acquisition of a company involved in a manufacturing utilizing additive technologies to deliver parts on-demand made to clients’ blueprints and expectations. Once parts are designed and validated, they are available for on-demand manufacturing at any point in the future.

•NAHD issued an 8K in June, 2022 to undertake a technical, legal and financial evaluation of Asian Fuels Energy Inc (the “Company”) and its sister Company, Hacienda Asia Plantations Inc. (HAPI). The Company is a Philippine-based Company, incorporated on June 19, 2009, is a subsidiary company to HAPI of which was incorporated in August 2, 2007, owned by Alfred Joseph S. Araneta with super majority of the both companies.  Based on information shared with NAHD, HAPI is focused in engaging in the agriculture business in the Philippines to develop world class plantation and production systems for Oil Palm, Natural Rubber and Agroforestry crops and AFEI is focused on the development of Napier Grass plantations to produce renewable energy fuel and power generation facilities involving biomass and solar farms. HAPI maintains a Napier Grass plantation and nursery in its 6,652-hectare (HA) plantation site in Candoni, Negros Occidental and a nursery in Rosario, Batangas. These plantations and nurseries are a ready source of planting materials to support its ongoing expansion activities.  Napier Grass assets in Negros and Batangas will be transferred to AFEI as part of the proposed transaction described herein. NAHD executed a Memorandum of Understanding, dated June 14th, 2022, regarding the acquisition of a 40% of the issued and outstanding shares of the Company and the rights to secure, through a subsequent investment of a majority equity stake in the individual Special Project Corporations (SPC) involved in the production of Renewable Napier Grass fuel in Batangas (first Priority Project) and future projects in Tarlac. The Batangas Project has secured a multi-year off-take agreement for the purchase of the Napier Grass product from a major manufacturing corporation. The acquisition would have also granted NAHD the rights of First Refusal to undertake the development of Napier Grass Renewable Fuel Supply Projects, as the principal and majority owner/investor for North America. To date, this opportunity may still be considered if the potential acquisition of the business involving manufacturing utilizing additive technologies is not enacted. The decisions to proceed with execution of this deal has been put on hold pending the potential finalization of the acquisition of the advanced on-demand manufacturing company.

The Company will provide an update on these potential activities, if and when they materialize.

The Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantee that such new products and product improvements will translate to improved financial performance.

The Company generated no revenues during the three months ended March 31, 2023 and 2022.

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

Because COVID-19 infections continue to be reported worldwide, certain national, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additionally, more restrictive proclamations and/or directives may be issued in the future. As a result, certain Company internal operations communications and accounting operations have been disrupted by these “stay at home” orders, which have affected the timing of certain new business development activities (the Company had previously liquidated the Feuris Fund A AUM during the third quarter of 2019, terminated operations of MQL in Fourth Quarter of 2022 and officially dissolved MQL in February of 2023).

Results of Operations

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenues

We had no revenue during the three months ended March 31, 2023, and 2022, respectively.  MQL has been dissolved and the License Agreement between MQL and NAML has been terminated and the Company is focusing on the development of expanded new business solutions as described above.

Operating Expenses

Operating expenses were $57,150 for the three months ended March 31, 2023, consisting of $15,732 of general and administrative expenses, $8,401 of outside service expenses, and $33,017 of professional fees. This compares with operating expenses for the three months ended March 31, 2022, of $46,606, consisting of $18,341 of general and administrative expenses, $8,401 of outside service expenses, and $19,864 of professional fees. The operating expenses for the three-month period ended March 31, 2023, were higher than the operating expenses for the corresponding period in 2022 because expenses associated with professional fees were higher.

Net Loss

As a result of the foregoing, we had a net loss of $57,150 for the three months ended March 31, 2023, compared to a net loss of $46,606 for the three months ended March 31, 2022.

We expect to incur net losses through 2023 because we expect to continue to incur expenses, but do not expect to generate significant, or any, revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover our expenses. We expect to cover such shortfall in operating margins through advances from our principal shareholder and other fundraising measures, some of which have been conducted, as the Company deems appropriate. There is no assurance that our principal shareholder will continue to advance funds to us or that we will be successful in any other fundraising measures.

Liquidity and Capital Resources

We had cash in the amount of $19,474 and $9,833 at March 31, 2023 and December 31, 2022, respectively. To date, we have funded our operations from private placements concluded in the third and fourth quarter of 2020 and from advances from our principal shareholder, Lin Kok Peng. Dr. Lin Kok Peng, our Chief Executive Officer, Chief Financial Officer, and Chairman of the Board, also has voting and dispositive control over the shares of the Company’s common stock.

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

During the three-month period ended March 31, 2023, Lin Kok Peng advanced $15,000 to the Company. The total advances due to Lin Kok Peng are $960,704 and $945,704 as of March 31, 2023, and December 31, 2022, respectively. As of March 31, 2023, the advances constitute unsecured interest-free loans to the Company.

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

As of March 31, 2023, Dr. Lin Kok Peng had not exercised its option to convert the advances into shares of common stock. Accordingly, the total of $960,704 in advances remained as an unsecured interest-free loan to the Company as of March 31, 2023.

Through March 31, 2023, Lin Kok Peng has continued to advance operating funds to the Company totaling $960,704 and may be expected to continue to advance such operating funds in the future. In August 2020, NAHL informed the Company that the previous terms of the prior agreement had not reflected the level of risk that NAHL has taken in effecting these advances over the years. Therefore, on August 14, 2020, the Company and NAHL entered into an Agreement on Advances (the “Agreement”) wherein the Company and NAHL agreed as follows. On January 5, 2021, Lin Kok Peng decided to change his ownership of the Company from NAHL to his own Name (Lin Kok Peng) and thus all prior agreements executed between the Company and NAHL remain fully in effect:

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

Due to the uncertainty of our ability to meet our current operating and capital expenses and the fact that we have suffered recurring losses from operations and have a net capital deficiency, in their report on our audited annual financial statements as of and for the years ended December 31, 2022, and 2021, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The presence of the going concern explanatory paragraph may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented.

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Cash, beginning of period	$9,833	$57,888
Net cash used in operating activities	(5,403)	(18,289)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	15,000	-
Effect of exchange rate on cash	44	(11)
Cash, end of period	$19,474	$39,588

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the three months ended March 31, 2023; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

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

Our management conducted an evaluation as of  March 31, 2023, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to the size and nature of the existing business operations. Given the size of our current operations and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

NEW ASIA HOLDINGS, INC.

Date: June 29, 2023	By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Chief Financial Officer
(Principal executive officer, principal financial officer and principal accounting officer)