Form 10-Q
period 2023-06-30
New Asia Holdings, Inc.
filed 2023-09-28
CIK 1485029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of September 28, 2023, the Registrant had 75,288,667 shares of common stock issued and outstanding.

FORM 10-Q

NEW ASIA HOLDINGS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEW ASIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022

ASSETS
Current Assets
Cash	$23,409	$9,833
Prepaid expense	5,925	13,035
Total Current Assets	29,334	22,868

Other Assets
Deposit	195	195
Total Other Assets	195	195
TOTAL ASSETS	$29,529	$23,063

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$290,564	$248,797
Advance from shareholder	996,204	945,704
Total Current Liabilities	1,286,768	1,194,501
Total Liabilities	1,286,768	1,194,501

Stockholders' Deficit
Preferred stock, $0.001 par value, 400,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 4,000,000,000 shares authorized, 75,288,667 shares issued and outstanding at June 30, 2023 and December 31, 2022	75,289	75,289
Additional paid in capital	11,416,188	11,399,713
Accumulated deficit	(12,748,241)	(12,646,034)
Accumulated other comprehensive loss	(475)	(406)
Total Stockholders' Deficit	(1,257,239)	(1,171,438)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$29,529	$23,063

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Operating expenses
Professional fees	$19,623	$13,506	$52,640	$33,370
Outside service	8,399	8,399	16,800	16,800
General and administrative expenses	17,035	19,894	32,767	38,235

Total operating expenses	45,057	$41,799	102,207	88,405

Loss from operations	$(45,057)	$(41,799)	$(102,207)	$(88,405)
Loss before income taxes	$(45,057)	$(41,799)	$(102,207)	$(88,405)

Provision for income taxes	-	-	-	-

Net Loss	$(45,057)	$(41,799)	$(102,207)	$(88,405)
Foreign currency translation loss	(113)	(1,262)	(69)	(1,273)
Total other comprehensive loss	$(45,170)	$(43,061)	$(102,276)	$(89,678)

Net loss per common share-basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding-basic and diluted	75,288,667	75,288,667	75,288,667	75,288,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended	For the six months ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities
Net loss	$(102,207)	$(88,405)
Adjustment to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	7,110	7,000
Accounts payable and accrued liabilities	$58,242	$45,830
Net cash used in operating activities	(36,855)	(35,575)

Cash flows from financing activities
Advance from shareholder	$50,500	$8,000
Net cash provided by financing activities	50,500	8,000
Effect of exchange rate on cash	(69)	(1,273)
Net increase (decrease) in cash	$13,576	$(28,848)

Cash at beginning of period	$9,833	$57,888
Cash at end of period	$23,409	$29,040

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$818

Non-cash transaction:
Settlement of liabilities with a related party	$16,475	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022

(Unaudited)

	Six- Month Period Ended June 30, 2022
	Common Stock		Additional Paid	Accumulated	Accumulated Other
	Shares	Amount	in Capital	Deficit	Comprehensive Loss	Total
Balance, December 31, 2021	75,288,667	$75,289	$11,399,713	$(12,491,964)	$(229)	$(1,017,191)
Foreign currency translation adjustment	-	-	-	-	(11)	(11)
Net loss	-	-	-	(46,606)	-	(46,606)
Balance, March 31, 2022	75,288,667	$75,289	$11,399,713	$(12,538,570)	$(240)	$(1,063,808)
Foreign currency translation adjustment	-	-	-	-	(1,262)	(1,262)
Net loss	-	-	-	(41,799)	-	(41,799)
Balance, June 30, 2022	75,288,667	$75,289	$11,399,713	$(12,580,369)	$(1,502)	$(1,106,869)

	Six- Month Period Ended June 30, 2023
	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2022	75,288,667	$75,289	$11,399,713	$(12,646,034)	$(406)	$(1,171,438)
Settlement of liabilities with a related party	-	-	16,475	-	-	16,475
Foreign currency translation adjustment	-	-	-	-	44	44
Net loss	-	-	-	(57,150)	-	(57,150)
Balance, March 31, 2023	75,288,667	$75,289	$11,416,188	$(12,703,184)	$(362)	$(1,212,069)
Foreign currency translation adjustment	-	-	-	-	(113)	(113)
Net loss	-	-	-	(45,057)	-	(45,057)
Balance, June 30, 2023	75,288,667	$75,289	$11,416,188	$(12,748,241)	$(475)	$(1,257,239)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our unaudited consolidated financial statements as of and for the three and six months ended June 30, 2023; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

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

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

Note 3: Common Stock

As of June 30, 2023, Lin Kok Peng, the Company’s principal shareholder, had not yet acted to exercise its option to convert advances from him to shares of common stock. Accordingly, as of June 30, 2023 and December 31, 2022, the advances remain as an interest-free loan to the Company. See Note 4.

Note 4: Convertible Advances from Shareholder and Other Related Party Transactions

During the six months ended June 30, 2023, and 2022, Lin Kok Peng, the Company’s principal shareholder, advanced an aggregate of $50,500 and $8,000 to the Company respectively. The total advances due to Lin Kok Peng amounted to $996,204 and $945,704 as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the advances constitute unsecured interest-free loans to the Company.

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

As of June 30, 2023, the Company has not repaid Lin Kok Peng, and Mr. Lin had not exercised his option to convert the Advances into shares of common stock. Accordingly, the total of $996,204 in advances remained as an unsecured interest-free loan to the Company as of June 30, 2023. Although Lin Kok Peng is expected to continue to advance operating funds to the Company in the future, there can be no assurance that he will continue to do so.

On September 7, 2015, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a shareholder of the Company. The Company has incurred fees due to Mr. Capote for consulting services for acting as the Company’s Secretary and Vice President in the amount of $9,000 and $9,000 during the six months ended June 30, 2023 and June 30, 2022, respectively. The balance due to Mr. Capote as of June 30, 2023 and December 31, 2022, was $41,250 and $32,250 respectively, and was included in accounts payable and accrued liabilities.

The Company pays New Asia Momentum Pte Ltd (“NAMPL”), a Singapore private company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer and Chairman of the Board and principal shareholder, fees for the rental of office space and for administrative services in its Singapore Headquarters. In February 2023, MQL was dissolved and accounts payables to NAMPL with total amount of $16,475 was waived by NAMPL and recorded in additional paid-in capital. Also, The Company has incurred fees of $21,599 and $23,238 due to NAMPL during the six-month period ended June 30, 2023, and June 30, 2022, respectively. As of June 30, 2023, and December 31, 2022, the Company had $200,710 and $195,586 due to NAMPL recorded in accounts payable and accrued liabilities, respectively.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

Note 6: NAHD Potential Merger with Additive Technology Company

In April 2023, the Company signed a Letter of Intent related to a potential acquisition of a company involved in a manufacturing utilizing additive technologies to deliver parts on-demand. The LOI is still active, and the deal is undergoing due diligence and detailed evaluation and reviews by NAHD and the target company, as of the filing date, the acquisition has not been closed. In accordance with the executed LOI, the target Company paid NAHD the sum of $7,500 as reimbursement of expenses relating to the preparation and filing of New Asia’s Annual Report on Form 10-K for the year ended December 31, 2022. The $7,500 payment was received on June 23, 2023.

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

As of the First Quarter 2023, operations of MQL were effectively terminated and in February 2023, the Company officially dissolved MQL. Based on an agreement confirmed via a written confirmation by NAMPL, MQL’s debt to NAMPL of $16,475.16 was cancelled. The Company, in its efforts to expand its business, is currently involved in the development of new business opportunities, including the following:

•The Company is in active discussions on the potential acquisition of a company involved in a manufacturing utilizing additive technologies to deliver parts on-demand made to clients’ blueprints and expectations. Once parts are designed and validated, they are available for on-demand manufacturing at any point in the future. An LOI was signed with the Target Company in April 2023 and due diligence and other planning activities are ongoing.

•NAHD issued an 8K in June 2022 to undertake a technical, legal and financial evaluation of Asian Fuels Energy Inc (the “Company”) and its sister Company, Hacienda Asia Plantations Inc. (HAPI). The Company is a Philippine-based Company, incorporated on June 19, 2009, is a subsidiary company to HAPI of which was incorporated in August 2, 2007, owned by Alfred Joseph S. Araneta with super majority of the both companies.  Based on information shared with NAHD, HAPI is focused in engaging in the agriculture business in the Philippines to develop world class plantation and production systems for Oil Palm, Natural Rubber and Agroforestry crops and AFEI is focused on the development of Napier Grass plantations to produce renewable energy fuel and power generation facilities involving biomass and solar farms. HAPI maintains a Napier Grass plantation and nursery in its 6,652-hectare (HA) plantation site in Candoni, Negros Occidental and a nursery in Rosario, Batangas. These plantations and nurseries are a ready source of planting materials to support its ongoing expansion activities.  Napier Grass assets in Negros and Batangas will be transferred to AFEI as part of the proposed transaction described herein. NAHD executed a Memorandum of Understanding, dated June 14th, 2022, regarding the acquisition of a 40% of the issued and outstanding shares of the Company and the rights to secure, through a subsequent investment of a majority equity stake in the individual Special Project Corporations (SPC) involved in the production of Renewable Napier Grass fuel in Batangas (first Priority Project) and future projects in Tarlac. The Batangas Project has secured a multi-year off-take agreement for the purchase of the Napier Grass product from a major manufacturing corporation. The acquisition would have also granted NAHD the rights of First Refusal to undertake the development of Napier Grass Renewable Fuel Supply Projects, as the principal and majority owner/investor for North America. To date, this opportunity may still be considered if the potential acquisition of the business involving manufacturing utilizing additive technologies is not enacted. The decisions to proceed with execution of this deal has been put on hold pending the potential finalization of the acquisition of the advanced on-demand manufacturing company.

The Company will provide an update on these potential activities, if and when they materialize.

The Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantee that such new products and product improvements will translate to improved financial performance.

The Company generated no revenues during the six months ended June 30, 2023 and 2022.

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

Results of Operations

Three Months Ended June 30, 2023 Compared to the Three Months June 30, 2022

Revenues

We had no revenue during the three months ended June 30, 2023, and 2022, respectively. MQL has been dissolved and the License Agreement between MQL and NAML has been terminated and the Company is focusing on the development of expanded new business solutions as described above.

Operating Expenses

Operating expenses were $45,057 for the three months ended June 30, 2023, consisting of $17,035 of general and administrative expenses, $8,399 of outside service expenses, and $19,623 of professional fees. This compares with operating expenses for the three months ended June 30, 2022, of $41,799, consisting of $19,894 of general and administrative expenses, $8,399 of outside service expenses, and $13,506 of professional fees. The operating expenses for the three-month period ended June 30, 2023, were higher than the operating expenses for the corresponding period in 2022 because expenses associated with professional fees were higher.

Net Loss

As a result of the foregoing, we had a net loss of $45,057 for the three months ended June 30, 2023, compared to a net loss of $41,799 for the three months ended June 30, 2023

Six Months Ended June 30, 2023 Compared to the Six Months June 30, 2022

Revenues

We had no revenue during the six months ended June 30, 2023, and 2022, respectively.  MQL has been dissolved and the License Agreement between MQL and NAML has been terminated and the Company is focusing on the development of expanded new business solutions as described above.

Operating Expenses

Operating expenses were $102,207 for the six months ended June 30, 2023, consisting of $32,767 of general and administrative expenses, $16,800 of outside service expenses, and $52,640 of professional fees. This compares with operating expenses for the six months ended June 30, 2022, of $88,405, consisting of $38,235 of general and administrative expenses, $16,800 of outside service expenses, and $33,370 of professional fees. The operating expenses for the six-month period ended June 30, 2023, were higher than the operating expenses for the corresponding period in 2022 because expenses associated with professional fees were higher.

Net Loss

As a result of the foregoing, we had a net loss of $102,207 for the six months ended June 30, 2023, compared to a net loss of $88,405 for the six months ended June 30, 2022.

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

Liquidity and Capital Resources

We had cash in the amount of $23,409 and $29,040 at June 30, 2023 and June 30, 2022, respectively. To date, we have funded our operations from private placements concluded in the third and fourth quarter of 2020 and from advances from our principal shareholder, Lin Kok Peng. Dr. Lin Kok Peng, our Chief Executive Officer, Chief Financial Officer, and Chairman of the Board, also has voting and dispositive control over the shares of the Company’s common stock.

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

During the six-month period ended June 30, 2023, Lin Kok Peng advanced $50,500 to the Company. The total advances due to Lin Kok Peng are $996,204 and $945,704 as of June 30, 2023, and December 31, 2022, respectively. As of June 30, 2023, the advances constitute unsecured interest-free loans to the Company.

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

As of June 30, 2023, Dr. Lin Kok Peng had not exercised its option to convert the advances into shares of common stock. Accordingly, the total of $996,204 in advances remained as an unsecured interest-free loan to the Company as of June 30, 2023.

Through June 30, 2023, Lin Kok Peng has continued to advance operating funds to the Company totaling $996,204 and may be expected to continue to advance such operating funds in the future. In August 2020, NAHL informed the Company that the previous terms of the prior agreement had not reflected the level of risk that NAHL has taken in effecting these advances over the years. Therefore, on August 14, 2020, the Company and NAHL entered into an Agreement on Advances (the “Agreement”) wherein the Company and NAHL agreed as follows. On January 5, 2021, Lin Kok Peng decided to change his ownership of the Company from NAHL to his own Name (Lin Kok Peng) and thus all prior agreements executed between the Company and NAHL remain fully in effect:

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

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Cash, beginning of period	$9,833	$57,888
Net cash used in operating activities	(36,855)	(35,575)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	50,500	8,000
Effect of exchange rate on cash	(69)	(1,273)
Cash, end of period	$23,409	$29,040

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the six months ended June 30, 2023; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

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

Our management conducted an evaluation as of  June 30, 2023, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the size and nature of the existing business operations. Given the size of our current operations and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEW ASIA HOLDINGS, INC.

Date: September 28, 2023	By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Chief Financial Officer
(Principal executive officer, principal financial officer and principal accounting officer)