Form 10-Q
period 2023-09-30
New Asia Holdings, Inc.
filed 2023-12-29
CIK 1485029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of December 28, 2023, the Registrant had 75,288,667 shares of common stock issued and outstanding.

FORM 10-Q

NEW ASIA HOLDINGS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEW ASIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$20,626	$9,833
Prepaid Expense	2,370	13,035
Total Current Assets	22,996	22,868
	-	-
Other Assets
Deposit	195	195
Total Other Assets	195	195
TOTAL ASSETS	$23,191	$23,063

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$307,615	$248,797
Advance From Shareholder	1,009,704	945,704
Total Current Liabilities	1,317,319	1,194,501
Total Liabilities	1,317,319	1,194,501

Stockholders' Deficit
Preferred Stock, $0.001 par value, 400,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 4,000,000,000 shares authorized, 75,288,667 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	75,289	75,289
Additional Paid In Capital	11,416,188	11,399,713
Accumulated Deficit	(12,785,049)	(12,646,034)
Accumulated Other Comprehensive Loss	(556)	(406)
Total Stockholders' Deficit	(1,294,128)	(1,171,438)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$23,191	$23,063

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30 2023	September 30 2022	September 30 2023	September 30 2022

Gross profit	-	-	-	-

Operating expenses
Professional fees	$9,831	$6,569	$62,470	$39,939
Outside service	8,400	9,700	25,200	26,500
General and Administrative expenses	18,577	16,500	51,345	54,735

Total operating expense	36,808	$32,769	139,015	121,174

Loss from operations	$(36,808)	$(32,769)	$(139,015)	$(121,174)
Other Income	$-	$-	$-	$-
Loss before income taxes	$(36,808)	$(32,769)	$(139,015)	$(121,174)

Provision for income taxes	-	-	-	-

Net Loss	$(36,808)	$(32,769)	$(139,015)	$(121,174)
Foreign Currency translation income (loss)	(81)	998	(150)	(275)
Total Other Comprehensive loss	$(36,889)	$(31,771)	$(139,165)	$(121,449)

Net Loss per common share-basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding-basic and diluted	75,288,667	75,288,667	75,288,667	75,288,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities
Net Loss	$(139,015)	$(121,174)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	10,665	11,800
Accounts payable and Accrued liabilities	75,293	62,617
Net cash used in operating activities	(53,057)	(46,757)
Cash flows from financing activities
Repayment to Shareholder	-	(3,248)
Advance from Shareholder	64,000	8,000
Net cash provided by (used in) financing activities	64,000	4,752
Effect of exchange rate on cash	(150)	(275)
Net increase (decrease) in cash	10,793	(42,280)

Cash at beginning of period	$9,833	$57,888
Cash at end of period	$20,626	$15,608

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$800	$800
Non-cash transaction:
Settlement of liabilities with a related party	16,475	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTERMBER 30, 2022

(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2021	75,288,667	$75,289	$11,399,713	$(12,491,964)	$(229)	$(1,017,191)
Foreign Currency translation adjustment					(11)	(11)
Net loss				(46,606)		(46,606)
Balance, March 31, 2022	75,288,667	$75,289	$11,399,713	$(12,538,570)	$(240)	$(1,063,808)
Foreign Currency translation loss					(1,262)	(1,262)
Net Loss				(41,799)		(41,799)
Balance, June 30, 2022	75,288,667	$75,289	$11,399,713	$(12,580,369)	$(1,502)	$(1,106,869)
Foreign Currency translation loss					998	998
Net Loss				(32,769)		(32,769)
Balance, September 30, 2022	75,288,667	$75,289	$11,399,713	$(12,613,138)	$(504)	$(1,138,640)

	Nine- Month Period Ended September 30, 2023
	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2022	75,288,667	$75,289	$11,399,713	$(12,646,034)	$(406)	$(1,171,438)

Settlement of liabilities with a related party			16,475			16,475
Foreign Currency translation adjustment					44	44
Net loss				(57,150)		(57,150)
Balance, March 31, 2023	75,288,667	$75,289	$11,416,188	$(12,703,184)	$(362)	$(1,212,069)
Foreign Currency translation loss					(113)	(113)
Net Loss				(45,057)		(45,057)
Balance, June 30, 2023	75,288,667	$75,289	$11,416,188	$(12,748,241)	$(475)	$(1,257,239)
Foreign Currency translation loss					(81)	(81)
Adjustment						-
Net Loss				(36,808)		(36,808)
Balance, September 30, 2023	75,288,667	$75,289	$11,416,188	$(12,785,049)	$(556)	$(1,294,128)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2023; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

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

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

Note 3: Common Stock

As of September 30, 2023, Lin Kok Peng, the Company’s principal shareholder, had not yet acted to exercise its option to convert advances from him to shares of common stock. Accordingly, as of September30, 2023 and December 31, 2022, the advances remain as an interest-free loan to the Company. See Note 4.

Note 4: Convertible Advances from Shareholder and Other Related Party Transactions

During the nine months ended September 30, 2023, and 2022, Lin Kok Peng, the Company’s principal shareholder, advanced an aggregate of $64,000 and $8,000 to the Company respectively. The total advances due to Lin Kok Peng amounted to $1,009,704 and $945,704 as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the advances constitute unsecured interest-free loans to the Company.

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

As of September 30, 2023, the Company has not repaid Lin Kok Peng, and Mr. Lin had not exercised his option to convert the Advances into shares of common stock. Accordingly, the total of $1,009,704 in advances remained as an unsecured interest-free loan to the Company as of September 30, 2023. Although Lin Kok Peng is expected to continue to advance operating funds to the Company in the future, there can be no assurance that he will continue to do so.

On September 7, 2015, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a shareholder of the Company. The Company has incurred fees due to Mr. Capote for consulting services for acting as the Company’s Secretary and Vice President in the amount of $13,500 and $13,500 during the nine months ended September 30, 2023 and September 30, 2022, respectively. The balance due to Mr. Capote as of September 30, 2023 and December 31, 2022, was $45,750 and $32,250 respectively, and was included in accounts payable and accrued liabilities.

The Company pays New Asia Momentum Pte Ltd (“NAMPL”), a Singapore private company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer and Chairman of the Board and principal shareholder, fees for the rental of office space and for administrative services in its Singapore Headquarters. In February 2023, MQL was dissolved and accounts payables to NAMPL with total amount of $16,475 was waived by NAMPL and recorded in additional paid-in capital. Also, the Company has incurred fees of $32,291 and $34,565 due to NAMPL during the nine-month period ended September 30, 2023, and September 30, 2022, respectively. As of September 30, 2023, and December 31, 2022, the Company had $211,402 and $195,586 due to NAMPL recorded in accounts payable and accrued liabilities, respectively.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

The Company generated no revenues during the nine months ended September 30, 2023 and 2022.

As described above, the commercial business associated with the licensing of the algorithm products has not materialized and the Company is pursuing new applications of the products that would not involve trading and other new business activities.

Results of Operations

Three Months Ended September 30, 2023 Compared to the Three Months September 30, 2022

Revenues

We had no revenue during the three months ended September 30, 2023, and 2022, respectively. MQL has been dissolved and the License Agreement between MQL and NAML has been terminated and the Company is focusing on the development of expanded new business solutions as described above.

Operating Expenses

Operating expenses were $36,808 for the three months ended September 30, 2023, consisting of $18,577 of general and administrative expenses, $8,400 of outside service expenses, and $9,831 of professional fees. This compares with operating expenses for the three months ended September 30, 2022, of $32,769, consisting of $16,500 of general and administrative expenses, $9,700 of outside service expenses, and $6,569 of professional fees. The operating expenses for the three-month period ended September 30, 2023, were higher than the operating expenses for the corresponding period in 2022 because expenses associated with General and Administrative services and professional fees were higher.

Net Loss

As a result of the foregoing, we had a net loss of $36,808 for the three months ended September 30, 2023, compared to a net loss of $32,769 for the three months ended September 30, 2023

Nine Months Ended September 30, 2023 Compared to the Nine Months September 30, 2022

Revenues

We had no revenue during the nine months ended September 30, 2023, and 2022, respectively.  MQL has been dissolved and the License Agreement between MQL and NAML has been terminated and the Company is focusing on the development of expanded new business solutions as described above.

Operating Expenses

Operating expenses were $139,015 for the nine months ended September 30, 2023, consisting of $51,345 of general and administrative expenses, $25,200 of outside service expenses, and $62,470 of professional fees. This compares with operating expenses for the nine months ended September 30, 2022, of $121,174, consisting of $54,735 of general and administrative expenses, $26,500 of outside service expenses, and $39,939 of professional fees. The operating expenses for the nine-month period ended September 30, 2023, were higher than the operating expenses for the corresponding period in 2022 because expenses associated with professional fees were higher.

Net Loss

As a result of the foregoing, we had a net loss of $139,015 for the nine months ended September 30, 2023, compared to a net loss of $121,174 for the nine months ended September 30, 2022.

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

Liquidity and Capital Resources

We had cash in the amount of $20,626 and $15,608 at September 30, 2023 and September 30, 2022, respectively. To date, we have funded our operations from private placements concluded in the third and fourth quarter of 2020 and from advances from our principal shareholder, Lin Kok Peng. Dr. Lin Kok Peng, our Chief Executive Officer, Chief Financial Officer, and Chairman of the Board, also has voting and dispositive control over the shares of the Company’s common stock.

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

During the nine-month period ended September 30, 2023, Lin Kok Peng advanced $64,000 to the Company. The total advances due to Lin Kok Peng are $1,009,704 and $945,704 as of June 30, 2023, and December 31, 2022, respectively. As of September 30, 2023, the advances constitute unsecured interest-free loans to the Company.

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

As of September 30, 2023, Dr. Lin Kok Peng had not exercised its option to convert the advances into shares of common stock. Accordingly, the total of $1,009,704 in advances remained as an unsecured interest-free loan to the Company as of September 30, 2023.

Through September 30, 2023, Lin Kok Peng has continued to advance operating funds to the Company totaling $1,009,704 and may be expected to continue to advance such operating funds in the future. In August 2020, NAHL informed the Company that the previous terms of the prior agreement had not reflected the level of risk that NAHL has taken in effecting these advances over the years. Therefore, on August 14, 2020, the Company and NAHL entered into an Agreement on Advances (the “Agreement”) wherein the Company and NAHL agreed as follows. On January 5, 2021, Lin Kok Peng decided to change his ownership of the Company from NAHL to his own Name (Lin Kok Peng) and thus all prior agreements executed between the Company and NAHL remain fully in effect:

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

	For the Six Months Ended
	September 30, 2023	September 30, 2022
Cash, beginning of period	$9,833	$57,888
Net cash used in operating activities	(53,057)	(46,757)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	64,000	4,752
Effect of exchange rate on cash	(150)	(275)
Cash, end of period	$20,626	$15,608

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the nine months ended September 30, 2023; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

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

Our management conducted an evaluation as of  September 30, 2023, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the size and nature of the existing business operations. Given the size of our current operations and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor a formal audit committee.

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

NEW ASIA HOLDINGS, INC.

Date: December 29, 2023	By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Chief Financial Officer
(Principal executive officer, principal financial officer and principal accounting officer)