Form 10-K
period 2023-12-31
New Asia Holdings, Inc.
filed 2024-05-16
CIK 1485029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-afﬁliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second ﬁscal quarter. As of June 30, 2023, the aggregate market value was $2,298,904.

The number of shares outstanding of each of the issuer's classes of common stock, as of May 16, 2024, is as follows:

Classes of Common Stock	Shares Outstanding
Common Stock, $0.001 par value	75,288,667

DOCUMENTS INCORPORATED BY REFERENCE

None.

New Asia Holdings, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2023

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

Overview

Since December 24, 2014, New Asia Holdings, Inc., a Nevada corporation (the "Company" or "NAHD"), has been developing and deploying its proprietary, neural trading models for the financial community. We offered trading software solutions to clients based on a software-as-a-service (“SaaS”) licensing and delivery models with licensed users availing themselves of service-based contractual arrangements. As a result of poor performance by the Company’s Algorithms, over the last several quarters the Company has been focusing on developing new business opportunities, including exploring potential new acquisition. The Algorithm assets were housed under NAHD’s wholly owned subsidiary, Magdallen Quant Pte Ltd (MQL) and as a result of long-standing poor performance and consistent with the emphasis on developing new business opportunities, the Company decided to officially dissolve MQL, effective February 2, 2023.

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

As of the Fourth Quarter 2022, operations of MQL were effectively terminated and in February 2023, the Company officially dissolved MQL. The Company, in its efforts to expand its business, is currently involved in the development of new business opportunities, including the following:

•On April 16, 2024, New Asia Holdings, Inc. (the “Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) by and between the Company, Olenox Corp., a Wyoming corporation (“Olenox”), and Marble Trital Inc., as the sole shareholder of Olenox (the “Shareholder”).  Pursuant to the terms of the Exchange Agreement, the Company agreed to acquire from the Shareholder all of the issued and outstanding shares of common stock, par value $0.0001 per share, of Olenox in exchange for the issuance by the Company to the Shareholder of 224,305,833 shares of common stock, par value $0.001 per share, of the Company. The Exchange Agreement contains customary representations, warranties and other agreements by and between the parties thereto. The Exchange agreement is part of an 8K filing on April 16th, 2024. Description of OLENOX:

oA licensed operator in the USA, specifically Texas, Oklahoma, and Kansas. Is focused on acquiring neglected and distressed properties with upside potential.

oProvides base line and is a licensed operator in predictable cash flow the USA, specifically stream from third party Texas, Oklahoma, and Kansas. Their E&P arm abandonment and environmental reclamation is focused on acquiring neglected and distressed properties services and provides ongoing support to our E&P division with well with upside potential services.

oDownhole tooling for reconditioning and restimulating wellbore production. Their proprietary plasma pulse tool and Ultrasonic cleaning tool provide industry- best combination for wellbore cleaning and stimulation for underproducing assets.

The Company will provide an update on these potential activities when they materialize.

The Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantee that such new products and product improvements will translate to improved financial performance.

The Company generated no revenues during the years ended December 31, 2023, and 2022.

Given the effective dissolution of MQL, effectively the following sections provide a very limited description of the Company’s former products as they were configured, however, as described above, the commercial business associated with the licensing of the Algorithm products has not materialized, the wholly-owned subsidiary that had the Algorithm assets has also been dissolved and the Company is pursuing new applications of the products that would not involve trading and other new business activities.

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

NAHD former Business Structure related to Algorithm Trading

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

Where incorrect or incomplete Data is available, NAHD may, and often did, continue to generate forecasts and make trading decisions based on the Data available to it. Additionally, it may determine that certain available Data, while potentially useful in generating forecasts and/or making trade decisions, is not cost effective to gather due to either the technology costs or third-party vendor costs and, in such cases, the Manager will not utilize such Data. There is no guarantee that any specific Data or type of Data will be utilized in generating forecasts or making trading decisions with respect to the Models, nor is there any guarantee that the Data actually utilized in generating forecasts or making trading decisions underlying the Models will be the most accurate data available. It is assumed that the Data set used in connection with the Models is limited and should understand that the foregoing risks associated with gathering, cleaning, culling and analysis of large amounts of Data are an inherent part of the development with a process-driven, systematic adviser such as the Manager.

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

The Company believed that the testing and monitoring performed on its models and third-party models would enable it to identify and address those System Events that a prudent person managing a process-driven, systematic and computerized software program would identify and address by correcting the underlying issue(s) giving rise to the System Events or limiting the use of proprietary and third party models, generally or in a particular application. Holders should assume that System Events and their ensuing risks and impact are an inherent part of development with a process-driven, systematic investment manager such as NAHD, as the Manager. Accordingly, NAHD does not expect to disclose discovered System Events to the Software or to Holders.

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

Computer Hardware and Software

Many components of the Manager's critical computer hardware and software may have flaws, may not be redundant, may be leased rather than owned, or may be provided in whole or in part by another party. Should these components fail or be inaccessible, there is no certainty that the Manager will be able to recover promptly, and the Software may suffer material or total losses as a result.

Risks of Ineffective Risk Management Systems

NAHD continuously reviewed and refined its risk management techniques, strategies and assessment methods. However, such risk management techniques and strategies may not fully mitigate the risk exposure of the Software in all economic or market environments, or against all types of risk, including risks that the Manager might fail to identify or anticipate. Any failures in the Manager's risk management techniques and strategies to accurately quantify such risk exposure could limit its ability to manage risks in the Software or to seek adequate risk-adjusted returns.

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

We will need additional capital to bring our operations to a sustainable level over the next twelve months. In 2022, we raised approximately $32,500 from advances from our principal shareholder, in 2023 our principal shareholder, ,Lin Kok Peng, advanced the Company $83,000. We believe that, in addition to the capital raised thus far, we will require up to an additional $200,000 for the next 12 months to satisfy our operating cash needs for the current business, however, additional capital may be required for the implementation of the expanded new business opportunities (as described above). However, given the status of current business operations within the next 12 months, we will need to seek additional financing.

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

We have incurred significant losses in prior periods. Our accumulated deficit at December 31, 2023 was $12,833,573. We incurred a net loss in 2023 of $187,739 and a net loss in 2022 of $154,070. If we are not able to attain profitability in the near future and long-term future, the trading price of our stock could decline and our financial condition could deteriorate as we could, among other things, deplete our cash, incur additional indebtedness and issue additional equity that could cause significant dilution, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

There were advances of $83,000 and $32,500 from Lin Kok Peng, the Company’s principal shareholder, during the twelve-month period ended December 31, 2023 and 2022, respectively. The total advances due are $1,028,704 and $945,704 from our principal shareholder as of December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, and 2022, the advances constitute unsecured interest-free loans to the Company.

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

As of December 31, 2023, Dr. Lin Kok Peng had not exercised its option to convert the advances into shares of common stock. Accordingly, the total of $1,028,704 in advances remained as an unsecured interest-free loan to the Company as of December 31, 2023.

Through December 31, 2023, NAHL has continued to advance operating funds to the Company totaling $1,028,704 and is expected to continue to advance such operating funds in the future. In August, 2020, Dr. Lin Kok Peng, the owner of NAHL, informed the Company that the previous terms of the prior agreement had not reflected the level of risk that NAHL has taken in effecting these advances over the years. Therefore, on August 14, 2020, the Company and NAHL entered into an Agreement on Advances (the “Agreement”) wherein the Company and NAHL agreed as follows:

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

Our independent auditors’ report for the fiscal years ended December 31, 2023 and 2022 is qualified as to our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2023 and 2022, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The presence of the going concern explanatory paragraph may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

Our success depends largely on the efforts and abilities of the key members of our senior management team, including Lin Kok Peng, PhD, who serves as the Company's Chief Executive Officer, Chief Financial Officer, and Chairman of the Board as well as a director, Jose Capote, who serves as the Company's Vice President and Secretary and Director, and Allister Lim Wee Sing, who served as a director of the Company, but who resigned as a Director in March 3, 2023 and was replaced as Director by Jose Capote. Because each member of our senior management team has a different area of specialization, the departure of any one of these individuals could create a deficiency in one of the core aspects of our business. Any failure of our management team to successfully integrate could also have a negative impact on our business. We are also dependent on the efforts of our team of technology professionals, and on our ability to recruit and retain highly skilled and often specialized personnel, particularly in light of the rapid pace of technological advances. The level of competition in the technology industry for individuals with this level of experience or these skills is intense. Significant losses of key personnel, particularly to competitors, could make it difficult for us to compete successfully. In addition, we may be unable to attract and retain qualified management and personnel in the future, including in relation to any diversification of our product and service offerings into new asset classes and/or new geographic locations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 1C.	CYBERSECURITY.

Cybersecurity Risk Management and Strategy

The cybersecurity risk management program, processes and strategy described in this section are limited to the personal and business information belonging to or maintained by the Company (collectively, “Confidential Information”), our own third-party critical systems and services supporting or used by the Company (collectively, “Critical Systems”), and service providers.

We expect to develop and implement a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our Confidential Information and Critical Systems. Our cybersecurity risk management program will be integrated into our overall enterprise risk management program and is expected to include a cybersecurity incident response plan.

Our cybersecurity risk management program is expected to include:

•risk assessments designed to help identify material cybersecurity risks to our Confidential Information, Critical Systems and the broader enterprise IT environment;

•a security team principally responsible for managing (i) our cybersecurity risk assessment processes, (ii) our security controls, and (iii) our response to cybersecurity incidents;

•cybersecurity awareness and spear-phishing resistance training of our employees, and senior management;

•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

•a vendor management policy for service providers.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, could have a material adverse effect on us including an adverse effect on our business, financial condition and results of operations.

Cybersecurity Governance

Our executive management team, along with our managed information technology service provider, is responsible for assessing and managing risks from cybersecurity threats to the Company, including our Confidential Information and Critical Systems.

Our Board considers cybersecurity risk as part of its risk oversight function and oversight of cybersecurity and other information technology risks. Our Board oversees management’s implementation of our planned cybersecurity risk management program. Our executive management team is responsible for updating the Board, as necessary, regarding significant cybersecurity incidents. Our Board shall also receive periodic reports from management on our cybersecurity risks and cybersecurity risk management program.

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

The following table sets forth the high and low closing bid prices for the periods indicated for the Company's common stock.

	Closing Bid Prices(1)
	High	Low
Year Ending December 31, 2024
Quarter Ended March 31, 2024	$0.11	$0.11

Year Ended December 31, 2023
Quarter Ended December 31, 2023	0.107	0.107
Quarter Ended September 30, 2023	0.673	0.673
Quarter Ended June 30, 2023	0.165	0.165
Quarter Ended March 31, 2023	$0.3184	$0.3184

Year Ended December 31, 2022
Quarter Ended December 31, 2022	0.3398	0.2900
Quarter Ended September 30, 2022	0.0615	0.0615
Quarter Ending June 30, 2022	0.0610	0.0610
Quarter Ended March 31, 2022	$0.065	$0.065

(1)Bids represent inter−dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions. Accordingly, these quotations may or may not necessarily represent actual transactions.

On May 15, 2024, the closing price for our common stock on the OTCQB was $0.11 per share. Because there were no shares traded on May 15, 2024, and generally, the volume of shares quoted on the OTC Markets is insignificant, the closing price quoted does not represent a reliable indication of the fair market value of these shares.

Approximate Number of Holders of Our Common Stock

As of May 15, 2024, there were approximately 304 holders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Common Stock

The Company's Articles of Incorporation authorize the issuance of 4,000,000,000 shares of common stock, par value of $0.001 per share ("Common Stock"). Each record holder of Common Stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. The Company's Articles of Incorporation do not permit for cumulative voting for the election of directors. As of December 31, 2023, we had 75,288,667 shares of our Common Stock issued and outstanding.

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

Overview

Since December 24, 2014, New Asia Holdings, Inc., a Nevada corporation (the "Company" or "NAHD"), had been developing and deploying its proprietary, neural trading models for the financial community. We offered trading software solutions to clients based on a software-as-a-service (“SaaS”) licensing and delivery models with licensed users availing themselves of service-based contractual arrangements. As a result of poor performance by the Company’s Algorithms, over the last several quarters the Company has been focusing on developing new business opportunities, including exploring potential new acquisition. The Algorithm assets were housed under NAHD’s wholly owned subsidiary, Magdallen Quant Pte Ltd (MQL) and as a result of long-standing poor performance and consistent with the emphasis on developing new business opportunities, the Company decided to officially dissolve MQL, effective February 2, 2023.

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

As of the Fourth Quarter 2023, operations of MQL were effectively terminated in February 2023, the Company officially dissolved MQL. The Company, in its efforts to expand its business, is currently involved in the development of new business opportunities, including the following:

•On April 16, 2024, New Asia Holdings, Inc. (the “Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) by and between the Company, Olenox Corp., a Wyoming corporation (“Olenox”), and Marble Trital Inc., as the sole shareholder of Olenox (the “Shareholder”).  Pursuant to the terms of the Exchange Agreement, the Company agreed to acquire from the Shareholder all of the issued and outstanding shares of common stock, par value $0.0001 per share, of Olenox in exchange for the issuance by the Company to the Shareholder of 224,305,833 shares of common stock, par value $0.001 per share, of the Company. The Exchange Agreement contains customary representations, warranties and other agreements by and between the parties thereto. The Exchange agreement is part of an 8K filing on April 16th, 2024. Description of OLENOX.

oA licensed operator in the USA, specifically Texas, Oklahoma, and Kansas. Is focused on acquiring neglected and distressed properties with upside potential.

oProvides base line and is a licensed operator in predictable cash flow the USA, specifically stream from third party Texas, Oklahoma, and Kansas. Their E&P arm abandonment and environmental reclamation is focused on acquiring neglected and distressed properties services and provides ongoing support to our E&P division with well with upside potential services.

oDownhole tooling for reconditioning and restimulating wellbore production. Their proprietary plasma pulse tool and Ultrasonic cleaning tool provide industry- best combination for wellbore cleaning and stimulation for underproducing assets..

The Company will provide an update on these potential activities, when they materialize.

The Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantee that such new products and product improvements will translate to improved financial performance.

The Company generated no revenues during the years ended December 31, 2023, and 2022.

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

The Global Crypto Equity Purchase Agreement terminated on September 18, 2021, since no additional shares were be purchased under the Global Crypto Equity Purchase Agreement.

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

Results of Operations.

The following table provides selected financial data about us for the fiscal years ended December 31, 2023 and December 31, 2022. For detailed financial information, see the audited Financial Statements included in this annual report on Form 10-K.

	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$1,883	$9,833
Receivable -Other	-	-
Prepaid Expense	13,750	13,035
Total Current Assets	15,633	22,868
Other Assets
Deposit	195	195
Total Other Assets	195	195
TOTAL ASSETS	$15,828	$23,063

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$57,483	$248,797
Accounts Payable - Related Party	272,343	-
Advance From Shareholder	1,028,704	945,704
Total Current Liabilities	1,358,530	1,194,501
Total Liabilities	1,358,530	1,194,501

Stockholders' Deficit
Preferred Stock, $0.001 par value, 400,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 4,000,000,000 shares authorized, shares issued 75,288,667 and outstanding at December 31, 2023 and December 31, 2022	75,289	75,289
Additional Paid In Capital	11,416,188	11,399,713
Accumulated Deficit	(12,833,573)	(12,646,034)
Accumulated Other Comprehensive Income (Loss)	(606)	(406)
Total Stockholders' Deficit	(1,342,702)	(1,171,438)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$15,828	$23,063

Twelve Months Ended December 31, 2023, Compared to Twelve Months Ended December 31, 2022

During fiscal years 2023 and 2022, we generated no revenues. In addition, we have a history of losses. The lack of revenues in fiscal 2023 resulted from the dissolution of the Company’s wholly-owned subsidiary MQL and the cessation of all activities related to the Algorithms and in 2022 revenues resulted from the inability of the Company’s licensee, New Asia Momentum, to secure new sub-licensees for the Company’s products after the return of the AUM associated with the Feuris Fund A activities in 2019, which resulted due to the risk profiles required by these regulated funds and banks reflects a lower level of risk, which resulted in significantly reduced frequency of trading activities which then led to the closure of the Feuris Fund A by Momentum as of September 30, 2019 and the return of the $ 6.67 million AUM to clients. The Company also effectively terminated all activities related to the licensing of its Algorithm products in the Fourth Quarter of 2022 and dissolved MQL in February 2023. The Company is currently in discussions on the development of new business initiatives as described previously.

As of December 31, 2023 and December 31, 2022, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses were $187,539 for the year ended December 31, 2023, and $154,070 for the year ended December 31, 2022, and consisted primarily of general and administrative expenses and professional fees and outside services. The increase in such expenses in the year ended December 31, 2023, was related to an increase in professional fees.

As a result of the foregoing, we had net loss of $187,539 for the year ended December 31, 2023. This compares with a net loss for the year ended December 31, 2022 of $154,070.

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

We have terminated the activities related to the deployment of our Algorithms effectively in the fourth Quarter of 2022 and dissolved our subsidiary that held ownership of the Algorithms in February 2, 2023. The Company is currently pursuing the development of new business opportunities, as described above. Depending on the results of a potential acquisition and merger, we expect to incur operating losses through the balance of 2024 because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We expect to cover such shortfall in operating margins through advances from our principal shareholder and other fund-raising measures that the Company deems appropriate.

Liquidity and Capital Resources

As of December 31, 2023, we had cash of $1,883, compared to $9,833 at December 31, 2022. The decrease in cash is the result of the funding of company operations.

We had net cash used in operating activities of $(90,750) for the year ended December 31, 2023 and $(77,130) of net cash used in operating activities for the year ended December 31, 2022.

We had cash flows from financing activities of $83,000 resulting from advances from our principal shareholder, compared to December 31, 2022 wherein, we had cash flows from financing activities of $29,252, resulting from $32,500 in advances from our principal shareholder and $(3,248) repayment to our principal shareholder, Lin Kok Peng.

We had no cash flows from investing activities during the years ended December 31, 2023 and 2022.

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

The full text of our audited financial statements as of December 31, 2023 and 2022 begins on page F-1 of this annual report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2023.

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

As of December 31, 2023, under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) as outlined by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023. We have identified the following material weaknesses as of December 31, 2023:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Lin Kok Peng	52	Chief Executive Officer, Chief Financial Officer, Chairman of the Board, and Director
Allister Lim Wee Sing	50	Director, resigned as Director on March 3, 2023
Jose A. Capote	63	Vice President and Secretary, appointed as Director on March 3, 2023.

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

During 2023, no salary, consulting fee, finder's fee or other compensation was paid to any of the Company's directors or executive officers, or to any other affiliate of the Company, except as described under Executive Compensation below. It is not anticipated that any director will receive compensation for his or her services as a director in the near future.

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

Director Compensation

In 2023, we only had one non-employee director: Mr. Lim. No director, including Mr. Lim, received any compensation for his services as a director. Mr. Lim resigned as a Director on March 3, 2023 and was replaced by Mr. Jose A Capote as a Director.

Code of Ethics

The Company's Board of Directors has adopted a Code of Ethics which applies to its principal executive officer and principal financial officer. A copy of the Code of Ethics is available in print without charge to any person who sends a request to the office of the Secretary of the Company at 80 Tras Street #01-03, Singapore, 079019.

ITEM 11.	EXECUTIVE COMPENSATION

Management of the Company requires approximately four (4) hours per calendar week. Accordingly, no officer or director has received any compensation from the Company, except for Mr. Capote who was to receive $18,000 in each of the years ended December 31, 2023 and 2022. Until the Company secures additional SaaS contracts, implements expected new business solutions as described above, and begins to accrue revenues, it is not anticipated that any officer, other than Mr. Capote, or any director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See Certain Relationships and Related Transactions.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

2023 SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lin Kok Peng,
Chief Executive Officer and Chief Financial Officer	2023	-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2022	-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Jose A. Capote
Vice President and Secretary	2023	18,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$18,000
	2022	18,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$18,000

The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of May 15, 2024, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Named Executive Officers and Directors:
Lin Kok Peng	41,945,908	55.71%
Jose A. Capote	759,084	1.01%
Allister Lim Wee Sing	—	0.0%
All officers and directors as a group (3 persons)	42,704,992	56.72%

Other 5% Stockholders:
Anthony Ng Zi Qin	10,716,900	14.29%

*Less than 1%

(1)On May 15, 2024, there were 75,288,667 shares of our common stock outstanding and no shares of Preferred Stock issued and outstanding. In determining the percent of common stock owned by a person on May 15, 2024: (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 75,288,667 shares of common stock outstanding on May 15, 2024, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities. As of May15, 2024, we have no outstanding stock warrants or outstanding stock options.

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

The Company pays Mr. Capote, the Company’s Secretary and Vice President, consulting fees for acting in such capacities. The Company incurred such expenses in the amount of $18,000 and $18,000 for the years ended December 31, 2023 and December 31, 2022, respectively.

The Company pays Momentum, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company, fees for the rental of office space and for administrative services in its Singapore headquarters. The Company incurred such expense in the amount of $42,982 and $44,847 for the years ended December 31, 2023 and 2022, respectively.

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

MQL had an accounts receivable balance with NAML of $0, and $0 as of December 31, 2023 and 2022, respectively. MQL was dissolved in February 2, 2023 and the License Agreement was also terminated at that time.

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

Independent Registered Public Accounting Firm's Fees

Aggregate fees for professional services rendered for the Company by TAAD, LLP, the Company’s independent registered public accounting firm, and MaloneBailey, LLP, the Company’s former independent registered public accounting firm, for the fiscal years ended December 31, 2023 and 2022 were as follows:

TAAD, LLP:

	December 31, 2023	December 31, 2022
Audit Fees	$16,000	$-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$16,000	$-

MaloneBailey, LLP:

	December 31, 2023	December 31, 2022
Audit Fees	$10,300	$31,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$10,300	$31,500

Audit Fees. Audit fees consisted of the fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q.

Audit-related Fees. During the 2023 and 2022 fiscal years, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the caption “Audit Fees” above. Therefore, there were no audit-related fees billed or paid during the 2023 and 2022 fiscal years.

Tax Fees. Tax fees consists of fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such tax fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters. As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2023 and 2022, no tax fees were billed or paid during those fiscal years.

All Other Fees. Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2023 and 2022 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

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
3.7

Certificate of Amendment to the registrant’s articles of incorporation, as amended, as filed with the Nevada Secretary of State on July 8, 2020 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2020).

3.8	Bylaws (3)
4.1	Description of registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1	Agreement on Advances dated as of August 14, 2020 by and between the registrant and New Asia Holdings Ltd. (8)
10.2	Equity Purchase Agreement, dated September 18, 2020, between New Asia Holdings Inc. and Global Crypto Offering Exchange Ltd. (9)
10.3	Equity Purchase Agreement, dated September 21, 2020, between New Asia Holdings Inc. and ENJU Planning Pte Ltd. (10)
10.4

Exchange Agreement, dated April 16, 2024, by and among the Company, Olenox and the Shareholder (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2024).

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

Date: May 16, 2024

New Asia Holdings, Inc.

By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lin Kok Peng	Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Director (principal executive officer, principal financial officer and principal accounting officer)	May 16, 2024
Lin Kok Peng

/s/ Jose A. Capote	Vice President, Corporate Secretary and Director	May 16, 2024
Jose A. Capote

NEW ASIA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of New Asia Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of New Asia Holdings, Inc. (the Company) as of December 31,

2023, and the related statement of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. However, as detailed in Note 2 to the financial statements, the Company has experienced recurring losses from operations and possesses a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these issues are also outlined in Note 2. The financial statements do not incorporate any adjustments that may arise from the resolution of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

TAAD LLP

We have served as the Company’s auditor since 2023

Diamond Bar, California

May 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

New Asia Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of New Asia Holdings, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016. In July 2023, we became the predecessor auditor.

Shenzhen, China

May 15, 2023

NEW ASIA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$1,883	$9,833
Receivable -Other	-	-
Prepaid Expense	13,750	13,035
Total Current Assets	15,633	22,868
Other Assets
Deposit	195	195
Total Other Assets	195	195
TOTAL ASSETS	$15,828	$23,063

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$57,483	$248,797
Accounts Payable - Related Party	272,343	-
Advance From Shareholder	1,028,704	945,704
Total Current Liabilities	1,358,530	1,194,501
Total Liabilities	1,358,530	1,194,501
Stockholders' Deficit
Preferred Stock, $0.001 par value, 400,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 4,000,000,000 shares authorized, shares issued 75,288,667 and outstanding at December 31, 2023 and December 31, 2022	75,289	75,289
Additional Paid In Capital	11,416,188	11,399,713
Accumulated Deficit	(12,833,573)	(12,646,034)
Accumulated Other Comprehensive Loss	(606)	(406)
Total Stockholders' Deficit	(1,342,702)	(1,171,438)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$15,828	$23,063

The accompanying notes are an integral part of these consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Operating expenses
Professional Fees	$94,373	$50,381
Outside Service	33,716	34,900
General & Administrative expenses	66,950	68,789

Total operating expense	195,039	154,070

Loss from operations	(195,039)	(154,070)
Other Income - Reimbursement	7,500	-

Loss before income taxes	(187,539)	(154,070)

Provision for income taxes	-	-

Net loss	(187,539)	($154,070)

Foreign currency translation income (loss)	(200)	(177)
Total Comprehensive loss	$(187,739)	$(154,247)
Net Loss per common share-basic and fully diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding-basic and diluted	75,288,667	75,288,667

The accompanying notes are an integral part of these consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Additional Paid In		Accumulated Other
	Shares	Amount	Capital	Accumulated Deficit	Comprehensive ( Loss)	Total
Balance, December 31, 2021	75,288,667	$75,289	$11,399,713	$(12,491,964)	$(229)	$(1,017,191)
Foreign Currency Translation Adjustment					(177)	(177)
Net loss for the period ended December 31, 2022				(154,070)		(154,070)
Balance, December 31, 2022	75,288,667	$75,289	$11,399,713	$(12,646,034)	$(406)	$(1,171,438)
Settlement of liabilities with a related party			16,475			16,475
Foreign Currency Translation Adjustment					(200)	(200)
Net loss for the period ended December 31, 2023				(187,539)		(187,539)
Balance, December 31, 2023	75,288,667	$75,289	$11,416,188	$(12,833,573)	$(606)	$(1,342,702)

The accompanying notes are an integral part of these consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Cash flows from operating activities
Net Loss	$(187,539)	$(154,070)
Changes in operating assets and liabilities:
Prepaid expenses	(715)	1,098
Accounts Payable and Accrued Liabilities	36,522	75,842
Accounts Payable Related Party	60,982	-
Net cash used by operating activities	(90,750)	(77,130)

Cash flows from financing activities
Advance from shareholder	83,000	32,500
Repayment to shareholder	-	(3,248)

Net cash provided by financing activities	83,000	29,252
Effect of exchange rate on cash	(200)	(177)
Net decrease in cash	(7,950)	(48,055)

Cash at beginning of year	9,833	57,888
Cash at end of year	$1,883	$9,833

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$800

Non-cash transactions
Settlement of liabilities with a related party	$16,475	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023, and 2022

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

Principles of Consolidation

The consolidated financial statements as of December 31, 2023 and 2022, and for the years then ended, include the accounts of its wholly owned subsidiary, Magdallen Quant Pte Ltd., which was dissolved in February 2023. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023, and 2022

Foreign Currency

The functional currency of our foreign subsidiary is their respective local currency. The financial statements of the foreign subsidiary are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange and income and expense amounts at average rates prevailing throughout the period. Translation adjustments resulting from the translation of the subsidiary’ accounts are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity. The applicable exchange rate on December 31, 2023, closed at $1 = 1.3207 SGD and December 31, 2022 closed at $1 = 1.3401 SGD.

Cash

All highly liquid investments with maturities of three months or less are considered to be cash equivalents. At December 31, 2023 and December 31, 2022, the Company had no cash equivalents.

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax, assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2023 and 2022, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2023 and 2022.

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

For the years ended December 31, 2023, and 2022

Note 2: Going Concern

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

Note 3: Income Taxes

As of December 31, 2023, the Company had net operating loss carry forwards of approximately $12.7 million that may be available to reduce future years' taxable income. Future tax benefits, which may arise because of these losses, have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

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

The provision for federal income tax consists of the following for the twelve months ended:

	December 31, 2023	December 31, 2022
Federal income tax benefit attributable to:
Current operations	$187,539	$154,070
Less: valuation allowance	(187,539)	(154,070)
	-	-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2023	December 31, 2022
Deferred tax asset attributable to:
Net operating loss carryover	$2,670,892	$2,631,509
Less: valuation allowance	(2,670,892)	(2,631,509)
Net deferred tax asset	$-	$-

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023, and 2022

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $ million for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, the net operating loss carry forwards may be limited to use in future years.

As of December 31, 2023, in accordance with the Internal Revenue Service (“IRS”) Assessment Statute of Limitations, the IRS has the ability to audit or assess the Company’s tax returns on the basis of the following schedule::

Year	End of IRS Assessment Statute of Limitations
2020	Oct 15, 2024
2021	Oct 15, 2025
2022	Oct 15, 2026
2023	Oct 15, 2027

Note 4: Common Stock

On July 8, 2020, the Company filed a Certificate of Amendment (the “Amendment”) to the Company’s articles of incorporation, as amended, with the Secretary of State of the State of Nevada. The Amendment had the effect of increasing the number of authorized shares of the Company’s common stock from 400,000,000 to 4,000,000,000 and the number of authorized shares of the Company’s preferred stock from 30,000,000 to 400,000,000. As of July 8, 2020, the Company has authorized 4,400,000,000 shares of capital stock, consisting of 4,000,000,000 shares, par value $0.001 per share, of common stock, and 400,000,000 shares, par value $0.001 per share, of “blank check” preferred stock. The Company had 75,288,667 shares of common stock and no shares of preferred stock issued and outstanding as of December 31, 2023 and December 31, 2022.

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

As of December 31, 2023 and 2022, Lin Kok Peng, the Company’s principal shareholder, had not yet acted to exercise its option to convert advances from him to shares of common stock. Accordingly, as of December 31, 2023 and 2022, the advances remain as an interest-free loan to the Company. See Note 5.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023, and 2022

Note 5: Convertible Advances from Shareholder and other Related Party Transactions

During the years ended December 31, 2023 and 2022, Lin Kok Peng advanced to the Company in an aggregate of $83,000 and $32,500, respectively. During the year ended December 31, 2022, the Company repaid $3,248 to Lin Kok Peng, the Company’s principal shareholder, for payments he made to vendors on the Company’s behalf. The total advances due to Lin Kok Peng amounted to $1,028,704 and $945,704 as of December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, and 2022, the advances constitute unsecured interest-free loans to the Company.

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

As of December 31, 2023, Lin Kok Peng had not exercised its option to convert the Advances into shares of common stock. Accordingly, the total of $1,028,704 in advances remained as an unsecured interest-free loan to the Company as of December 31, 2023. Although Lin Kok Peng is expected to continue to advance such operating funds to the Company in the future, there can be no assurance that he will continue to do so.

On September 7, 2015, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a shareholder of the Company. The Company has incurred fees due to Mr. Capote for consulting service for acting as the Company’s Secretary and Vice President in the amount of $18,000 and $18,000 for the twelve months ended December 31, 2023 and December 31, 2022, respectively. The balance due to Mr. Capote as of December 31, 2023 and December 31, 2022was $50,250 and $32,250, respectively, and was included in accounts payable and accrued liabilities. On March 3, 2023, Alister Lim resigned as an Independent Director of the Company and Mr. Capote was appointed a Director of the Company.

NEW ASIA HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023, and 2022

The Company paid New Asia Momentum Pte Ltd (“NAMPL”), a Singapore private company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer and Chairman of the Board, fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has incurred fees of $42,982 and $44,847 due to NAMPL during the years ended December 31, 2023, and 2022, respectively. As of December 31, 2023, and 2022, the Company had $222,093, and $195,586 due to NAMPL recorded in accounts payable and accrued liabilities, respectively.

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

Note 7: Accounts Payable and Accrued Liabilities

As per the new 2023 Audit, the Company reclassified the accounts payable and accrued liabilities as of 2023 were split to reflect accounts payables due to related parties of $272,343 and the balance of $57,483 for a total of $329,826. In Calendar Year 2022, the accounts payable and accrued liabilities reflected a total of $248,797, which included the related party balances of $32,250 owed to Mr. Capote and $195,586 owed to NAMPL as described in Note 5. Similarly for the Cash Flows, in Calendar year 2023, the Accounts Payable and Accrued Liabilities were Split to reflect Accounts Payables due to Related Parties, Related Party Accounts Payables of $60,982 and balance of 36,522 for a total of $97,504. In Calendar Year 2022, cash flows, the Accounts Payable and Accrued Liabilities reflected a total of $75,842, which included the cash flows related to the related parties for an amount of $62,097. In both 2023 and 2022, the related party accounts payables are all separately disclosed in the Footnotes already.

Note 8: Subsequent Event

In April 2023, the Company signed a Letter of Intent related to a potential acquisition of a company involved in a manufacturing utilizing additive technologies to deliver parts on-demand. This LOI expired and no actions were taken in relation to a transaction. In March 2024, the Company signed an LOI with a company involved in Oil and Gas energy activities and the discussions are actively ongoing. On April 16, 2024, New Asia Holdings, Inc. (the “Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) by and between the Company, Olenox Corp., a Wyoming corporation (“Olenox”), and Marble Trital Inc., as the sole shareholder of Olenox (the “Shareholder”). Pursuant to the terms of the Exchange Agreement, the Company agreed to acquire from the Shareholder all of the issued and outstanding shares of common stock, par value $0.0001 per share, of Olenox in exchange for the issuance by the Company to the Shareholder of 224,305,833 shares of common stock, par value $0.001 per share, of the Company. The Exchange Agreement contains customary representations, warranties and other agreements by and between the parties thereto.