Form 10-Q
period 2024-03-31
New Asia Holdings, Inc.
filed 2024-07-01
CIK 1485029

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of July 1, 2024, the Registrant had 75,288,667 shares of common stock issued and outstanding.

FORM 10-Q

NEW ASIA HOLDINGS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

NEW ASIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash	$1,827	$1,883
Prepaid Expense	10,000	13,750
Total Current Assets	11,827	15,633
	-	-
Other Assets
Deposit	195	195
Total Other Assets	195	195
TOTAL ASSETS	$12,022	$15,828

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$65,313	$57,483
Accounts Payable Related Parties	276,843	272,343
Advance From Shareholder	1,052,704	1,028,704
Total Current Liabilities	1,394,860	1,358,530

Total Liabilities	1,394,860	1,358,530

Stockholders' Deficit
Preferred Stock, $0.001 par value, 400,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 4,000,000,000 shares authorized, 75,288,667 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	75,289	75,289
Additional Paid In Capital	11,416,188	11,416,188
Accumulated Deficit	(12,873,709)	(12,833,573)
Accumulated Other Comprehensive Loss	(606)	(606)
Total Stockholders' Deficit	(1,382,838)	(1,342,702)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$12,022	$15,828

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2024	March 31, 2023

Gross profit	-	-

Operating expenses
Professional fees	$26,724	$33,017
Outside service	8,401	8,401
General and administrative expenses	5,011	15,732

Total operating expense	40,136	57,150

Loss from operations	(40,136)	(57,150)
Other Income-Cancelled debt
Loss before income taxes	$(40,136)	$(57,150)

Provision for income taxes	-	-

Net Loss	$(40,136)	$(57,150)
Foreign currency translation income (loss)	-	44
Total Comprehensive loss	$(40,136)	$(57,106)

Net loss per common share-basic and fully diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding-basic and diluted	75,288,667	75,288,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities
Net Loss	$(40,136)	$(57,150)
Adjustment to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	3,750	3,555
Accounts payable and accrued liabilities	$7,830	$48,192
Accounts payable Related Party	4,500
Net cash used by operating activities	(24,056)	(5,403)
Cash flows from financing activities
Advance from Shareholder	24,000	15,000
Net cash provided by (used in) financing activities	$24,000	15,000
Effect of exchange rate on cash		44
Net increase (decrease) in cash	$(56)	$9,641

Cash at beginning of period	$1,883	$9,833
Cash at end of period	$1,827	$19,474

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-
Non-Cash Transaction
Settlement of liabilities with a related party	$-	16,475

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTERMBER 30, 2022

(Unaudited)

	Three -Month Period Ended March 31, 2023

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2022	75,288,667	$75,289	$11,399,713	$(12,646,034)	$(406)	$(1,171,438)
Settlement of liabilities with a related party			16,475			16,475
Foreign currency translation adjustment					44	44
Net loss				(57,150)		(57,150)
Balance, March 31, 2023	75,288,667	$75,289	$11,416,188	$(12,703,184)	$(362)	$(1,212,069)

	Three- Month Period Ended March 31, 2024

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2023	75,288,667	$75,289	$11,416,188	$(12,833,573)	$(606)	$(1,342,702)
Net loss				(40,136)		(40,136)
Balance, March 31, 2024	75,288,667	$75,289	$11,416,188	$(12,873,709)	$(606)	$(1,382,838)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Annual Report on Form 10-K for the most recent fiscal year, as filed with the SEC on May 16, 2024, have been omitted.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our unaudited consolidated financial statements as of and for the three months ended March 31, 2024; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

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

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

Note 3: Common Stock

As of March 31, 2024, Lin Kok Peng, the Company’s principal shareholder, had not yet acted to exercise its option to convert advances from him to shares of common stock. Accordingly, as of March 31, 2024 and December 31, 2023, the advances remain as an interest-free loan to the Company. See Note 4.

Note 4: Convertible Advances from Shareholder and Other Related Party Transactions

During the three months ended March 31, 2024, and 2023, Lin Kok Peng, the Company’s principal shareholder, advanced an aggregate of $24,000 and $15,000 to the Company respectively. The total advances due to Lin Kok Peng amounted to $1,052,704 and $1,028,704 as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the advances constitute unsecured interest-free loans to the Company.

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

As of March 31, 2024, the Company has not repaid Lin Kok Peng, and Mr. Lin had not exercised his option to convert the Advances into shares of common stock. Accordingly, the total of $1,052,704 in advances remained as an unsecured interest-free loan to the Company as of March 31, 2024. Although Lin Kok Peng is expected to continue to advance operating funds to the Company in the future, there can be no assurance that he will continue to do so.

On September 7, 2015, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a shareholder of the Company. The Company has incurred fees to Jose A. Capote for consulting services for acting as the Company’s Secretary and Vice President in the amount of $4,500 and $4,500 during the three months ended March 31, 2024 and March 31, 2023, respectively. The balance due to Mr. Capote as of March 31, 2024 and December 31, 2023, was $54,750 and $50,250 respectively, and was included in accounts payable related parties.

The Company pays New Asia Momentum Pte Ltd (“NAMPL”), a Singapore private company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer and Chairman of the Board and principal shareholder, fees for the rental of office space and for administrative services in its Singapore Headquarters. In February 2023, MQL was dissolved and accounts payables to NAMPL with total amount of $16,475 was waived by NAMPL and recorded in additional paid-in capital. Also, the Company has incurred fees of $ 0 and $11,731 due to NAMPL during the three-month period ended March 31, 2024, and March 31, 2023, respectively. As of March 31, 2024, and December 31, 2023, the Company had $222,093 and $222,093 due to NAMPL recorded in accounts payable related parties, respectively.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

Note 5: Commitments and Contingencies

The Company entered into an agreement with Premier Business Centers (“PBC”) on July 31, 2018. Under the terms of the agreement, PBC granted the Company a license to use the facilities and services of PBC at 15615 Alton Parkway Suite 450, Irvine, CA 92618. This is a month-to-month lease, with monthly fixed fees of $195.

Note 6: NAHD Potential Merger with Oil and Gas Energy activities company

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

Overview

Since December 24, 2014, New Asia Holdings, Inc., a Nevada corporation (the "Company" or "NAHD"), has been developing and deploying its proprietary, neural trading models for the financial community. We offered trading software solutions to clients based on a software-as-a-service (“SaaS”) licensing and delivery models with licensed users availing themselves of service-based contractual arrangements. As a result of poor performance by the Company’s Algorithms, over the last several quarters the Company has been focusing on developing new business opportunities, including exploring potential new acquisitions. The Algorithm assets were housed under NAHD’s wholly-owned subsidiary, Magdallen Quant Pte Ltd (MQL) and as a result of long-standing poor performance and consistent with the emphasis on developing new business opportunities, the Company decided to officially dissolve MQL, effective February 2, 2023.

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

As of the First Quarter 2023, operations of MQL were effectively terminated and in February 2023, the Company officially dissolved MQL. Based on an agreement confirmed via a written confirmation by NAMPL, MQL’s debt to NAMPL of $16,475.16 was cancelled. The Company, in its efforts to expand its business, is currently involved in the development of new business opportunities, including the following:

•In April 2023, the Company signed a Letter of Intent related to a potential acquisition of a company involved in a manufacturing utilizing additive technologies to deliver parts on-demand. This LOI expired and no actions were taken in relation to a transaction.

•In March 2024, the Company signed an LOI with a company involved in Oil and Gas energy activities and the discussions are actively ongoing. On April 16, 2024, New Asia Holdings, Inc. (the “Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) by and between the Company, Olenox Corp., a Wyoming corporation (“Olenox”), and Marble Trital Inc., as the sole shareholder of Olenox (the “Shareholder”). Pursuant to the terms of the Exchange Agreement, the Company agreed to acquire from the Shareholder all of the issued and outstanding shares of common stock, par value $0.0001 per share, of Olenox in exchange for the issuance by the Company to the Shareholder of 224,305,833 shares of common stock, par value $0.001 per share, of the Company. The Exchange Agreement contains customary representations, warranties and other agreements by and between the parties thereto.

.

The Company will provide an update on these potential activities, if and when they materialize.

The Company is doing its best to provide the basis for improved performance in the coming quarters, however, there is no guarantee that such new products and product improvements will translate to improved financial performance.

The Company generated no revenues during the nine months ended March 31, 2024 and 2023.

As described above, the commercial business associated with the licensing of the algorithm products has not materialized and the Company is pursuing new applications of the products that would not involve trading and other new business activities.

Results of Operations

Three Months Ended March 31, 2024 Compared to the Three Months March 31, 2023

Revenues

We had no revenue during the three months ended March 31, 2024, and 2023, respectively. MQL has been dissolved and the License Agreement between MQL and NAML has been terminated and the Company is focusing on the development of expanded new business solutions as described above.

Operating Expenses

Operating expenses were $40,136 for the three months ended March 31, 2024, consisting of $5,011 of general and administrative expenses, $8,401 of outside service expenses, and $26,724 of professional fees. This compares with operating expenses for the three months ended March 31, 2023, of $57,150, consisting of $15,732 of general and administrative expenses, $8,401 of outside service expenses, and $33,017 of professional fees. The operating expenses for the three-month period ended March 31,2024, were lower than the operating expenses for the corresponding period in 2023 because expenses associated with General and Administrative services and professional fees were lower.

Net Loss

As a result of the foregoing, we had a net loss of $40,136 for the three months ended March 31, 2024, compared to a net loss of $57,150 for the three months ended March 31, 2023.

Liquidity and Capital Resources

We had cash in the amount of $1,827 and $19,474 at March 31, 2024 and March 31, 2023, respectively. To date, we have funded our operations from advances from our principal shareholder, Lin Kok Peng. Dr. Lin Kok Peng, our Chief Executive Officer, Chief Financial Officer, and Chairman of the Board, also has voting and dispositive control over the shares of the Company’s common stock.

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

During the three-month period ended March 31, 2024, Lin Kok Peng advanced $24,000 to the Company. The total advances due to Lin Kok Peng are $1,052,704 and $1,028,704 as of March 31, 2024, and December 31, 2023, respectively. As of March 31, 2024, the advances constitute unsecured interest-free loans to the Company.

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

As of March 31, 2024, Dr. Lin Kok Peng had not exercised his option to convert the advances into shares of common stock. Accordingly, the total of $1,052,704 in advances remained as an unsecured interest-free loan to the Company as of March 31, 2024.

Through March 31, 2024, Lin Kok Peng has continued to advance operating funds to the Company totaling $1,060,704 and may be expected to continue to advance such operating funds in the future. In August 2020, NAHL informed the Company that the previous terms of the prior agreement had not reflected the level of risk that NAHL has taken in effecting these advances over the years. Therefore, on August 14, 2020, the Company and NAHL entered into an Agreement on Advances (the “Agreement”) wherein the Company and NAHL agreed as follows. On January 5, 2021, Lin Kok Peng decided to change his ownership of the Company from NAHL to his own Name (Lin Kok Peng) and thus all prior agreements executed between the Company and NAHL remain fully in effect:

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

We expect to incur losses and negative operating cash flows in the foreseeable future, and we may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow in the foreseeable future as we fund our operating losses and capital expenditures.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses and the fact that we have suffered recurring losses from operations and have a net capital deficiency, in their report on our audited annual financial statements as of and for the years ended December 31, 2023, and 2022, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The presence of the going concern explanatory paragraph may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented.

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash, beginning of period	$1,883	$9,833
Net cash used in operating activities	(24,056)	(5,403)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	24,000	15,000
Effect of exchange rate on cash		44
Cash, end of period	$1,827	$19,474

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

Our management conducted an evaluation as of  March 31, 2024, with the participation of Mr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to the size and nature of the existing business operations. Given the size of our current operations and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

NEW ASIA HOLDINGS, INC.

Date: July 1, 2024	By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Chief Financial Officer
(Principal executive officer, principal financial officer and principal accounting officer)