Form 10-Q
period 2024-06-30
New Asia Holdings, Inc.
filed 2024-08-29
CIK 1485029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________________

Commission File Number 000-55410

NEW ASIA HOLDINGS, INC.

(Exact Name of Registrant as specified in its charter)

Nevada	45-0460095
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

205 S. Bailey Street, Electra, Texas	76360
(Address of principal executive offices)	(Zip code)

940-205-1257

(Registrant’s telephone number, including area code)

80 Tras Street #01-03, Singapore 079019

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

As of August 29, 2024, the Registrant had 265,083,509 shares of common stock issued and outstanding.

FORM 10-Q

NEW ASIA HOLDINGS, INC.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023

ASSETS
Current Assets
Cash	$13,393	$1,883
Prepaid Expense	6,438	13,750
Total Current Assets	19,831	15,633

Other Assets
Deposit	195	195
Total Other Assets	195	195
TOTAL ASSETS	$20,026	$15,828

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$104,120	$57,483
Accounts Payable -Related Party	276,843	272,343
Advance From Shareholder	1,092,683	1,028,704
Total Current Liabilities	1,473,646	1,358,530

Total Liabilities	1,473,646	1,358,530

Stockholders' Deficit
Preferred Stock, $0.001 par value, 400,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 4,000,000,000 shares authorized, 75,288,667 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	75,289	75,289
Additional Paid In Capital	11,416,188	11,416,188
Accumulated Deficit	(12,944,491)	(12,833,573)
Accumulated Other Comprehensive Income	(606)	(606)
Total Stockholders' Deficit	(1,453,620)	(1,342,702)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$20,026	$15,828

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Gross profit	-	-	-	-

Operating expenses
Professional fees	$59,062	$19,623	$85,786	52,640
Outside service	3,900	8,399	12,301	16,800
General and Administrative expenses	7,820	17,035	12,831	32,767

Total operating expense	70,782	45,057	110,918	102,207

Loss from operations	(70,782)	(45,057)	(110,918)	(102,207)
Other Income	-	-	-	-
Loss before income taxes	(70,782)	(45,057)	(110,918)	(102,207)

Provision for income taxes	-	-	-	-

Net Loss	(70,782)	(45,057)	(110,918)	(102,207)
Foreign Currency translation income (loss)	-	(113)	-	(69)
Total Other Comprehensive loss	$(70,782)	$(45,170)	$(110,918)	$(102,276)

Net Loss per common share-basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding-basic and diluted	75,288,667	75,288,667	75,288,667	75,288,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended	For the six months ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities
Net Loss	$(110,918)	$(102,207)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	7,312	7,110
Accounts payable and Accrued liabilities	46,637	58,242
Accounts Payable -Related Parties	4,500	-
Net cash used by operating activities	(52,469)	(36,855)
Cash flows from financing activities
Advance from Shareholder	63,979	50,500
Net cash provided by financing activities	63,979	50,500
Effect of exchange rate on cash	-	(69)
Net increase (decrease) in cash	11,510	13,576

Cash at beginning of period	$1,883	$9,833
Cash at end of period	$13,393	$23,409

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash transaction:
Settlement of liabilities with a related party	$-	$16,475

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Six- Month Period Ended June 30, 2023

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2022	75,288,667	$ 75,289	$ 11,399,713	$ (12,646,034)	$ (406)	$ (1,171,438)
Settlement of liabilities with a related party			16,475			16,475
Foreign Currency translation adjustment					44	44
Net loss				(57,150)		(57,150)
Balance, March 31, 2023	75,288,667	$ 75,289	$ 11,416,188	$ (12,703,184)	$ (362)	$ (1,212,069)
Foreign Currency translation loss					(113)	(113)
Net Loss				(45,057)		(45,057)
Balance, June 30, 2023	75,288,667	$ 75,289	$ 11,416,188	$ (12,748,241)	$ (475)	$ (1,257,239)

	Six- Month Period Ended June 30, 2024

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2023	75,288,667	$ 75,289	$ 11,416,188	$ (12,833,573)	$ (606)	$ (1,342,702)

Net loss				(40,136)		(40,136)
Balance, March 31, 2024	75,288,667	$ 75,289	$ 11,416,188	$ (12,873,709)	$ (606)	$ (1,382,838)
Net Loss				(70,782)		(70,782)
Balance, June 30, 2024	75,288,667	$ 75,289	$ 11,416,188	$ (12,944,491)	$ (606)	$ (1,453,620)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

On July 3, 2024, New Asia Holdings Inc (NAHD or the Company) (OTCQB: NAHD), announced that pursuant to the Share Exchange Agreement (the “Exchange Agreement”) that it entered between the Company, Olenox Corp., a Wyoming corporation (“Olenox”), and Marble Trital Inc., as the sole shareholder of Olenox (the “Shareholder”) it has completed the acquisition from the Shareholder all of the issued and outstanding shares of common stock, par value $0.0001 per share, of Olenox in exchange for the issuance by the Company to the Shareholder of 224,305,833 shares of common stock, par value $0.001 per share, of the Company (the “Exchange”).

Starting with the acquisition of Olenox, the Company’s business is now that of a diversified energy company based in the State of Texas that currently operates three vertically integrated business units – Oil and Gas, Energy Services and Energy Technologies.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our unaudited consolidated financial statements as of and for the six months ended June 30, 2024; however, actual results could differ from those estimates and there may be changes to our estimates in future periods.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

Note 3: Common Stock

As of June 30, 2024, Lin Kok Peng, the Company’s principal shareholder, had not yet acted to exercise its option to convert advances from him to shares of common stock. Accordingly, as of June 30, 2024 and December 31, 2023, the advances remain as an interest-free loan to the Company. See Note 4.

Note 4: Convertible Advances from Shareholder and Other Related Party Transactions

During the three months ended June 30, 2024, and 2023, Lin Kok Peng, the Company’s principal shareholder, advanced an aggregate of $39,979 and $35,500 to the Company respectively. The total advances due to Lin Kok Peng amounted to $1,092,683 and $1,028,704 as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, the advances constitute unsecured interest-free loans to the Company.

During the six months ended June 30, 2024, and 2023, Lin Kok Peng, the Company’s principal shareholder, advanced an aggregate of $63,979 and $50,500 to the Company respectively. The total advances due to Lin Kok Peng amounted to $1,092,683 and $1,028,704 as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, the advances constitute unsecured interest-free loans to the Company.

On Friday, July 15, 2024, New Asia Holdings Inc (NAHD or the Company) (OTCQB: NAHD), announced that pursuant to the Share Exchange Agreement (the “Exchange Agreement”) that it entered between the Company, Olenox Corp., a Wyoming corporation (“Olenox”), and Marble Trital Inc., as the sole shareholder of Olenox (the “Shareholder”) it has completed the acquisition from the Shareholder all of the issued and outstanding shares of common stock, par value $0.0001 per share, of Olenox in exchange for the issuance by the Company to the Shareholder of 224,305,833 shares of common stock, par value $0.001 per share, of the Company (the “Exchange”). As a result of this transaction all debts owed to Dr. Lin Kok Peng have been cancelled.

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

June 30, 2024

On January 5, 2021, the shares of the Company’s common stock under the name of NAHL were changed to Lin Kok Peng, as an individual, at the request of the owner of NAHD, Lin Kok Peng and NAHL was closed.

As of June 30, 2024, the Company has not repaid Lin Kok Peng, and Mr. Lin had not exercised his option to convert the Advances into shares of common stock. Accordingly, the total of $1,092,683 in advances remained as an unsecured interest-free loan to the Company as of June 30, 2024. Although Lin Kok Peng is expected to continue to advance operating funds to the Company in the future, there can be no assurance that he will continue to do so.

On September 7, 2015, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and Vice President. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a shareholder of the Company. The Company has incurred fees to Jose A. Capote for consulting services for acting as the Company’s Secretary and Vice President in the amount of $4,500 and $9,000 during the six months ended June 30, 2024 and June 30, 2023, respectively. The balance due to Mr. Capote as of June 30, 2024 and December 31, 2023, was $54,750 and $41,250 respectively, and was included in accounts payable related parties.

The Company pays New Asia Momentum Pte Ltd (“NAMPL”), a Singapore private company owned and controlled by Dr. Lin Kok Peng, the Company’s Chief Executive Officer and Chairman of the Board and principal shareholder, fees for the rental of office space and for administrative services in its Singapore Headquarters. In February 2023, MQL was dissolved and accounts payables to NAMPL with total amount of $16,475 was waived by NAMPL and recorded in additional paid-in capital. Also, the Company has incurred fees of $0 and $11,731 due to NAMPL during the three-month period ended June 30, 2024, and June 30, 2023, respectively. As of June 30, 2024, and December 31, 2023, the Company had $222,093 and $222,093 due to NAMPL recorded in accounts payable related parties, respectively.

Note 5: Commitments and Contingencies

The Company entered into an agreement with Premier Business Centers (“PBC”) on July 31, 2018. Under the terms of the agreement, PBC granted the Company a license to use the facilities and services of PBC at 15615 Alton Parkway Suite 450, Irvine, CA 92618. This is a month-to-month lease, with monthly fixed fees of $195.

Note 6: Subsequent Events

Share Exchange Agreement

On April 16, 2024, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and between the Company, Olenox Corp., a Wyoming corporation (“Olenox”), and Marble Trital Inc., as the sole shareholder of Olenox (the “Shareholder”). Pursuant to the terms of the Exchange Agreement, the Company agreed to acquire from the Shareholder all of the issued and outstanding shares of common stock of Olenox in exchange for shares of common stock of the Company to the Shareholder.

The Share Exchange Agreement closed on July 3, 2024, with the Company issuing 224,305,833 shares of common stock to the Shareholder and Olenox becoming a wholly-owned subsidiary of the Company.

Change in Business Plan

Starting with the acquisition of Olenox, the Company’s business is now that of a diversified energy company based in the State of Texas that currently operates three vertically integrated business units – Oil and Gas, Energy Services and Energy Technologies.

Securities Exchange Agreement

In August 2024, the Company entered into a Securities Exchange Agreement with Michael McLaren, the Company’s Sole Officer and Director, pursuant to which Mr. McLaren tendered for cancellation 50,000,000 shares of Company common stock in exchange for 100 shares of the Company Series A Preferred Stock.

Asset Purchase Agreement

In August 2024, the Company acquired a 162 miles of Texas gas pipeline and related assets from a third party, in consideration of 10,000,000 shares of Company common stock.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Exchange Agreement

In August 2024, the Company entered into an Exchange Agreement with Mammoth Corporation (“Mammoth”), pursuant to which Mammoth exchanged a total of $ $1,343,590 of debt for 2,800,000 shares of the Company’s Series C Convertible Preferred Stock.

Preferred Stock Designations (Pending Filing with the Secretary of State of Nevada)

In August 2024, the Board of Directors amended the designation of the Company’s Series A Preferred Stock and designated three additional series of preferred stock: Series B Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock. The designations will take effect upon their filing with the State of Nevada, which is expected to occur prior to August 31, 2024. A summary description of each of the designations is set forth below.

Amended and Restated Terms of Series A Preferred Stock

Section 1. Designation, Amount and Par Value. The series of Preferred Stock shall be designated as Series A Preferred Stock (the “Series A Preferred Stock”) and the number of shares so designated shall be One Hundred (100). The shares of the Series A Preferred Stock shall have a par value of $0.001.

Section 2. Fractional Shares. The Series A Preferred Stock may be issued in fractional shares.

Section 3. Voting Rights. The holders of the Series A Preferred Stock shall, as a class, have rights in all matters requiring shareholder approval to a number of votes equal to two (2) times the sum of:

(a)The total number of shares of Company common stock (the “Common Stock”) which are issued and outstanding at the time of any election or vote by the shareholders; plus

(b)The number of votes allocated to shares of Preferred Stock issued and outstanding of any other class that shall have voting rights.

Section 4. Dividends. The holders of the Series A Preferred Stock shall not be entitled to receive dividends paid on the Common Stock.

Section 5. Liquidation. The holders of the Series A Preferred Stock shall not be entitled to any liquidation preference.

Section 6. Conversion and Adjustments.

(a)Conversion Rate. The Series A Preferred Stock shall be convertible into shares of the Company’s common stock, as follows:

Each share of Series A Preferred Stock shall be convertible at any time into a number of shares of Common Stock that equals six thousand six hundred sixty-seven ten-thousandths of one percent (0.6667%) of the number of issued and outstanding shares of the Common Stock outstanding on the date of conversion, such that 100 shares of Series A Preferred Stock would convert into sixty-six and sixty-seven hundredths percent (66.67%) of the number of issued and outstanding shares of the Common Stock outstanding on the date of conversion (the “Conversion Rate”).

(b)No Partial Conversion. A holder of shares of Series A Preferred Stock shall be required to convert all of such holder’s shares of Series A Preferred Stock, should any such holder exercise his, her or its rights of conversion.

(c)Adjustment for Merger and Reorganization, etc. If there shall occur any reorganization, recapitalization, reclassification, consolidation or merger (a “Reorganization Event”) involving the Company in which the Common Stock (but not the Series A Preferred Stock) is converted into or exchanged for securities, cash or other property, then each share of Series A Preferred Stock shall be deemed to have been converted into shares of the Common Stock at the Conversion Rate.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Terms of Series B Preferred Stock

Section 1. Designation, Amount and Par Value. The series of Preferred Stock shall be designated as Series B Preferred Stock (the “Series B Preferred Stock”) and the number of shares so designated shall be One Hundred Million (100,000,000). The shares of the Series B Preferred Stock shall have a par value of $0.001.

Section 2. Fractional Shares. The Series B Preferred Stock may be issued in fractional shares.

Section 3. Voting Rights. Each share of the Series B Preferred Stock shall be entitled to one (1) vote in all matters requiring shareholder approval.

Section 4. Dividends. The holders of the Series B Preferred Stock shall be entitled to receive dividends paid on the shares of Company common stock (the “Common Stock”) on an as-if-converted basis.

Section 5. Liquidation. The holders of the Series B Preferred Stock shall be entitled to any liquidation preference on an as-if-converted basis.

Section 6. Conversion and Adjustments.

(a)Conversion Rate. The Series B Preferred Stock shall be convertible into shares of the Company’s common stock, as follows:

Each share of Series B Preferred Stock shall be convertible at any time into two (2) shares of Common Stock (the “Conversion Rate”).

(b)Partial Conversion. A holder of shares of Series B Preferred Stock shall not be required to convert all of such holder’s shares of Series B Preferred Stock, should any such holder exercise his, her or its rights of conversion.

(c)Adjustment for Merger and Reorganization, etc. If there shall occur any reorganization, recapitalization, reclassification, consolidation or merger (a “Reorganization Event”) involving the Company in which the Common Stock (but not the Series B Preferred Stock) is converted into or exchanged for securities, cash or other property, then each share of Series B Preferred Stock shall be deemed to have been converted into shares of the Common Stock at the Conversion Rate.

Terms of Series C Convertible Preferred Stock

Section 1. Designation, Amount and Par Value. The series of Preferred Stock shall be designated as Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and the number of shares so designated shall be Five Million (5,000,000). Each share of the Series C Preferred Stock shall have a par value of $0.001.

Section 2. Stated Value. The Series C Preferred Stock shall have a stated value of Fifty Cents ($0.50) per share (the “Stated Value”).

Section 3. Fractional Shares. The Series C Preferred Stock may be issued in fractional shares.

Section 4. Voting Rights. The holders of the Series C Preferred Stock shall have no voting rights other than such voting rights as such holders may have as a class pursuant to the Nevada Revised Statutes.

Section 5. Dividends. The Series C Preferred Stock shall have no right to receive dividends.

Section 6. Liquidation. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, payments to the holders (each a “Holder” and, collectively, the “Holders”) of Series C Preferred Stock shall be treated pari passu with the Company’s common stock (the “Common Stock”), except that the payment on each share of Series C Preferred Stock shall be an amount equal to Fifty Cents ($0.50) for each such share of the outstanding Series C Preferred Stock held by such Holder (as adjusted for any combinations, consolidations, stock distributions or stock dividends with respect to such shares), before any payment shall be made or any assets distributed to the holders of the Common Stock, and, after such payment, the remaining assets of the Company shall be distributed to the holders of the Common Stock.

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Section 7. Conversion and Adjustments.

(a)Conversion Rate. Each share of the Series C Preferred Stock shall be convertible into two (2) shares of the Common Stock (the “Conversion Rate”).

(b)Partial Conversion. A holder of shares of Series C Preferred Stock shall not be required to convert all of such holder’s shares of Series C Preferred Stock, should any such holder exercise his, her or its rights of conversion.

(c)Adjustment for Merger and Reorganization, etc. If there shall occur any reorganization, recapitalization, reclassification, consolidation or merger (a “Reorganization Event”) involving the Company in which the Common Stock (but not the Series C Preferred Stock) is converted into or exchanged for securities, cash or other property, then each share of Series C Preferred Stock shall be deemed to have been converted into shares of the Common Stock at the Conversion Rate.

Terms of Series D Convertible Preferred Stock

Section 1. Designation, Amount and Par Value. The series of Preferred Stock shall be designated as Series D Convertible Preferred Stock (the “Series D Preferred Stock”) and the number of shares so designated shall be Fifty Million (50,000,000). Each share of the Series D Preferred Stock shall have a par value of $0.001.

Section 2. Stated Value. The Series D Preferred Stock shall have a stated value of Fifty Cents ($0.50) per share (the “Stated Value”).

Section 3. Fractional Shares. The Series D Preferred Stock may be issued in fractional shares.

Section 4. Voting Rights. Each share of the Series D Preferred Stock shall be entitled to one (1) vote in all matters requiring shareholder approval.

Section 5. Preference Payment. For so long as there shall be outstanding at least one (1) share of Series D Preferred Stock, the Company shall be obligated to pay to the holders of Series D Preferred Stock, as a group, an amount equal to two-and-one-half percent (2.5%) of “available cash” of the Company for each calendar year, beginning on the date of the filing of this Certificate of Designation with the State of Nevada (the “Preference Payment”). For purposes of this Section 5, “available cash” means the amount of cash equal to total revenues of the Company for the year, less all operating expenses, but before the deduction interest, taxes, depreciation and amortization.

The Preference Payment shall be paid on a calendar yearly basis, in arrears, on or before the 45th day immediately following the last day of the preceding calendar year (each a “Payment Record Date”), with each Preference Payment being payable to the holders of record on each Payment Record Date pro rata in accordance with their respective ownership of the Series D Preferred Stock on such Payment Record Date.

Section 6. Dividends. The Series D Preferred Stock shall have no right to receive dividends.

Section 7. Liquidation. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, payments to the holders (each a “Holder” and, collectively, the “Holders”) of Series D Preferred Stock shall be treated pari passu with the Company’s common stock (the “Common Stock”), except that the payment on each share of Series D Preferred Stock shall be an amount equal to Fifty Cents ($0.50) for each such share of the outstanding Series D Preferred Stock held by such Holder (as adjusted for any combinations, consolidations, stock distributions or stock dividends with respect to such shares), before any payment shall be made or any assets distributed to the holders of the Common Stock, and, after such payment, the remaining assets of the Company shall be distributed to the holders of the Common Stock.

Section 8. Conversion and Adjustments.

(a)Conversion Rate. Each share of the Series D Preferred Stock shall be convertible into two (2) shares of the Common Stock (the “Conversion Rate”).

(b)Partial Conversion. A holder of shares of Series D Preferred Stock shall not be required to convert all of such holder’s shares of Series D Preferred Stock, should any such holder exercise his, her or its rights of conversion.

(c)Adjustment for Merger and Reorganization, etc. If there shall occur any reorganization, recapitalization, reclassification, consolidation or merger (a “Reorganization Event”) involving the Company in which the Common Stock (but not the

NEW ASIA HOLDINGS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Series D Preferred Stock) is converted into or exchanged for securities, cash or other property, then each share of Series D Preferred Stock shall be deemed to have been converted into shares of the Common Stock at the Conversion Rate.

Exchange Agreement

In August 2024, the Company entered into an Exchange Agreement with Mammoth Corporation (“Mammoth”), pursuant to which Mammoth exchanged a total of $ $1,343,590 of debt for 2,800,000 shares of the Company’s Series C Convertible Preferred Stock.

Issuances of Common Stock

Pursuant to Share Exchange Agreement. In July 2024, pursuant to the Share Exchange Agreement with the Company issued 224,305,833 shares of common stock to the Shareholder, with Olenox becoming a wholly-owned subsidiary of the Company. In connection with the Company’s completing the Share Exchange Agreement the Company issued 6,062,320 shares as legal fees and 6,062,320 fees for consulting services.

Note Conversion

In July 2024, the Company paid a total of $22,239 of indebtedness by this issuance of 1,967,578 shares of common stock.

Other

Management has evaluated subsequent events through August 28, 2024.

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

As the commercial business associated with the licensing of the algorithm products had not materialized, the Company’s former management determined it to be in the best interest of the Company and its shareholders to seek alternative business opportunities. To that end, in April 2023, the Company signed a Letter of Intent related to a potential acquisition of a company involved in a manufacturing utilizing additive technologies to deliver parts on-demand. This LOI expired and no actions were taken in relation to a transaction.

On April 16, 2024, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) by and between the Company, Olenox Corp., a Wyoming corporation (“Olenox”), and Marble Trital Inc., as the sole shareholder of Olenox (the “Shareholder”). Pursuant to the terms of the Exchange Agreement, the Company agreed to acquire from the Shareholder all of the issued and outstanding shares of common stock of Olenox in exchange for shares of common stock of the Company to the Shareholder. The Exchange Agreement closed on July 15, 2024, with the Company issuing 224,305,833 shares of common stock to the Shareholder and Olenox becoming a wholly-owned subsidiary of the Company.

Since the acquisition of Olenox, the business plan and operations of Olenox now represent the entirety of the Company’s business operations.

EXPLANATORY NOTE

The discussion below concerning the six months ended June 30, 2024 and 2023, do not include the operating results of Olenox. Rather, the discussion below concerning our company’s results of operations for the six months ended June 30, 2024 and 2023, relate only to the Company prior to the consummation of the Exchange Agreement. None of the information in the discussion below should be considered to be an indication of the Company’s operating results for the year ending December 31, 2024, and beyond.

Results of Operations

Three Months Ended June 30, 2024, Compared to the Three Months June 30, 2023

Revenues

We had no revenue during the three months ended June 30, 2024 and 2023, respectively. MQL has been dissolved and the License Agreement between MQL and NAML has been terminated and the Company is focusing on the development of expanded new business solutions as described above.

Operating Expenses

Operating expenses were $70,782 for the three months ended June 30, 2024, consisting of $7,820 of general and administrative expenses, $3,900 of outside service expenses, and $59,062 of professional fees. This compares with operating expenses for the three months ended June 30, 2023, of $45,057, consisting of $17,035 of general and administrative expenses, $8,399 of outside service expenses, and $19,623 of professional fees. The operating expenses for the three-month period ended June 30,2024, were higher than the operating expenses for the corresponding period in 2023 because expenses associated with Professional Fees were higher.

Net Loss

As a result of the foregoing, we had total other comprehensive loss of $70,782 for the three months ended June 30, 2024, compared to a total other comprehensive loss of $45,170 for the three months ended June 30, 2023.

Six Months Ended June 30, 2024 Compared to the Six Months June 30, 2023

Revenues

We had no revenue during the three months ended June 30, 2024, and 2023, respectively. MQL has been dissolved and the License Agreement between MQL and NAML has been terminated and the Company is focusing on the development of expanded new business solutions as described above.

Operating Expenses

Operating expenses were $110,918 for the six months ended June 30, 2024, consisting of $12,831 of general and administrative expenses, $12,301 of outside service expenses, and $85,786 of professional fees. This compares with operating expenses for the six months ended June 30, 2023, of $102,207, consisting of $32,767 of general and administrative expenses, $16,800 of outside service expenses, and $52,640 of professional fees. The operating expenses for the three-month period ended June 30,2024, were higher than the operating expenses for the corresponding period in 2023 because expenses associated with Professional Fees were higher.

Net Loss

As a result of the foregoing, we had a total other comprehensive loss of $110,918 for the three months ended June 30, 2024, compared to a total other comprehensive loss of $102,276 for the three months ended June 30, 2023.

Liquidity and Capital Resources

We had cash in the amount of $13,393 and $23,409 at June 30, 2024, and June 30, 2023, respectively. To date, we have funded our operations from advances from our principal shareholder, Lin Kok Peng. Dr. Lin Kok Peng, our Chief Executive Officer, Chief Financial Officer, and Chairman of the Board, also has voting and dispositive control over the shares of the Company’s common stock.

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

During the six-month period ended June 30, 2024, Lin Kok Peng advanced $63,979 to the Company. The total advances due to Lin Kok Peng are $1,092,683 and $1,028,704 as of June 30, 2024, and December 31, 2023, respectively. As of June 30, 2024, the advances constitute unsecured interest-free loans to the Company. As of the closing of the Merger Transaction on July 15, 2024, the debt owed to Dr. Lin Kok Peng has been cancelled.

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

As of June 30, 2024, Dr. Lin Kok Peng had not exercised his option to convert the advances into shares of common stock. Accordingly, the total of $1,092,683 in advances remained as an unsecured interest-free loan to the Company as of June 30, 2024. Effective upon the closing of the merger transaction as stated above on July 15th 2024, the debt owed to Dr. Lin Kok Peng has been cancelled.

Through June 30, 2024, Lin Kok Peng has continued to advance operating funds to the Company totaling $1,092,683 and may be expected to continue to advance such operating funds in the future. In August 2020, NAHL informed the Company that the previous terms of the prior agreement had not reflected the level of risk that NAHL has taken in effecting these advances over the years. Therefore, on August 14, 2020, the Company and NAHL entered into an Agreement on Advances (the “Agreement”) wherein the Company and NAHL agreed as follows. On January 5, 2021, Lin Kok Peng decided to change his ownership of the Company from NAHL to his own Name (Lin Kok Peng) and thus all prior agreements executed between the Company and NAHL remain fully in effect:

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

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Cash, beginning of period	$1,883	$9,833
Net cash used in operating activities	(52,469)	(36,855)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	63,979	50,500
Effect of exchange rate on cash		(69)
Cash, end of period	$13,393	$23,409

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

Our significant accounting policies are summarized in Note 1 in the Annual Report on Form 10-K for the most recent fiscal year, as filed with the SEC. While all these significant accounting policies impact on our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Our management conducted an evaluation as of  June 30, 2024, with the participation of Dr. Lin Kok Peng, who is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the size and nature of the existing business operations. Given the size of our current operations and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Filing

31.1	Certification of CEO pursuant to Sec. 302	Filed herewith.

31.2	Certification of CFO pursuant to Sec. 302	Filed herewith.

32.1	Certification of CEO and CFO pursuant to Sec. 906	Filed herewith.

101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ASIA HOLDINGS, INC.

Date: August 29, 2024	By:	/s/ Mike McLaren
Mike McLaren
Chief Executive Officer and Chief Financial Officer
(Principal executive officer, principal financial officer and principal accounting officer)